Form 10-Q
period 1995-03-31
MICKELBERRY COMMUNICATIONS INC
filed 1995-05-12
CIK 65705

                                   Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
(Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended  March 31, 1995
                                    ----------------

                                      or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from __________to_________

                        Commission File Number    1-67
                                                 -------

                    MICKELBERRY COMMUNICATIONS INCORPORATED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                               36-1474360
- -------------------------------                             --------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


                  405 Park Avenue, New York, New York  10022
- --------------------------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)


                                (212) 832-0303
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


- --------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes     x       No
                              ---------      --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

5,878,000 shares of common stock, par value $1 per share, were issued and outstanding at March 31, 1995.

                    MICKELBERRY COMMUNICATIONS INCORPORATED

                                     INDEX



PART I. - FINANCIAL INFORMATION                                        Page No.
                                                                       --------

Item 1.   Financial Statements:

Consolidated Statements of Income for the three months
 ended March 31, 1995 and 1994                                              3

Consolidated Balance Sheets at March 31, 1995
 and December 31, 1994                                                      4

Consolidated Statements of Cash Flows for the three
 months ended March 31, 1995 and 1994                                       5

Consolidated Statement of Stockholders' Equity
 for the three months ended March 31, 1995                                  6

Notes to Consolidated Financial Statements                                  7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                     9

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                 10

SIGNATURES                                                                 11

MICKELBERRY COMMUNICATIONS INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
For the three months ended
March 31, 1995 and 1994
In Thousands (except per share)



                                       1st Quarter
                                  --------------------
                                    1995        1994
                                  --------    --------
Revenues
 Tangible products                $25,720     $23,064
 Services                           5,465       4,497
                                  -------     -------
                                   31,185      27,561
Equity in pre-tax earnings
 (loss) of affiliated company        (127)          -

Costs and expenses
 Cost of revenues
  Tangible products                19,883      18,256
  Services                          4,880       4,207
 Selling and administrative         5,403       5,256
                                  -------     -------
                                   30,166      27,719
                                  -------     -------
Operating income (loss)               892        (158)

Other expense (income)
 Interest expense                     483         492
 Investment income                   (127)       (148)
 Other - net                          (39)        (10)
                                  -------     -------
                                      317         334
                                  -------     -------
Income (loss) before taxes            575        (492)

Income taxes (benefit)                230        (197)
                                  -------     -------

Net income (loss)                 $   345     $  (295)
                                  =======     =======

Income (loss) per common share
Primary:
Net income (loss)                 $  0.06     $ (0.05)
                                  =======     =======
Fully diluted:
Net income (loss)                 $  0.05     $ (0.05)
                                  =======     =======

Dividends per common share        $ 0.015     $ 0.015
                                  =======     =======

MICKELBERRY COMMUNICATIONS INCORPORATED
CONSOLIDATED BALANCE SHEETS
In Thousands (except shares and par values)

                                            March 31,   December 31,
                                               1995         1994
                                            ---------   ------------
Assets

 Current assets
 Cash                                        $    157     $  1,596
 Temporary investments                          4,380        7,759
 Receivables, less allowances for
  doubtful accounts and returns -
  $4,285 (1994 - $5,260)                       34,648       32,701
 Inventories                                   27,864       20,045
                                             --------     --------
 Total current assets                          67,049       62,101

 Intangibles - net                             10,946       11,152
 Property, plant and equipment - net           26,136       26,680
 Other                                            562          523
                                             --------     --------
                                             $104,693     $100,456
                                             ========     ========

Liabilities

 Current liabilities
 Accounts payable                            $ 23,467     $ 16,479
 Notes payable                                  8,537        9,180
 Accrued liabilities                           11,040       13,222
 Income taxes payable                           2,927        2,614
 Current portion of long-term debt              2,615        2,547
                                             --------     --------
 Total current liabilities                     48,586       44,042

 Deferred income taxes                            938          938

 Long-term debt                                20,113       20,703

Stockholders' equity

 Preferred stock, par value $1 -
  5,000,000 shares authorized;
  242,000 shares issued (minimum
  liquidation preference $727)                    242          242
 Common stock, par value $1 -
  20,000,000 authorized;
  5,878,000 shares issued                       5,878        5,878
 Capital in excess of par value                 2,157        2,157
 Retained earnings                             27,029       26,790
 Cumulative foreign currency
  translation adjustment                          (54)         (56)
 Unrealized holding gain (loss)                  (196)        (238)
                                             --------     --------
 Total stockholders' equity                    35,056       34,773
                                             --------     --------
                                             $104,693     $100,456
                                             ========     ========

MICKELBERRY COMMUNICATIONS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended
March 31, 1995 and 1994

In Thousands

Operating Activities                           1995           1994
                                             --------       --------
Net income (loss)                            $    345       $   (295)
Adjustments to reconcile
 net income to net cash:
 Depreciation                                   1,195          1,050
 Amortization                                     209            212
 Net change in:
  Accounts receivable                          (1,947)         1,425
  Inventories                                  (7,819)        (2,796)
  Accounts payable                              6,988          2,568
  Accrued liabilities                          (2,182)          (974)
  Income taxes                                    313           (186)
  Notes payable to bank                          (643)           189
                                             --------       --------
   Net increase (decrease) from
    operating activities                       (3,541)         1,193
                                             --------       --------

Investing Activities

Net change in temporary investments             3,421          2,124
Expenditures for property, plant
 and equipment                                   (651)        (1,857)
Expenditures for intangibles                        -            (34)
Other                                             (39)           296
                                             --------       --------
   Net increase (decrease) from
    investing activities                        2,731            529
                                             --------       --------

Financing Activities

Principal payments for debt                      (525)          (430)
Dividends paid                                   (106)          (106)
                                             --------       --------
   Net increase (decrease) from
    financing activities                         (631)          (536)
                                             --------       --------
Effect of exchange rate changes
 on cash                                            2             15
                                             --------       --------
Net increase (decrease) in cash                (1,439)         1,201
Cash at beginning of year                       1,596            460
                                             --------       --------
Cash at end of period                        $    157       $  1,661
                                             ========       ========

                    MICKELBERRY COMMUNICATIONS INCORPORATED
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                          For the three months ended
                                March 31, 1995
                                 In Thousands

                                                                       Cumulative
                                      Common    Capital                Foreign       Unrealized  Total
                        Preferred     Stock,    in Excess              Currency      Holding     Stock
                        Stock,        Par       of Par     Retained    Translation   Gain        holders'
                        Par Value $1  Value $1  Value      Earnings    Adjustment    (Loss)      Equity
                        ------------  --------  ---------  --------    -----------   ----------  --------
Balance at
 December 31, 1994          $242       $5,878     $2,157    $26,790        $(56)        $(238)   $34,773

Net income                     -            -          -        345           -             -        345

Cash dividends                 -            -          -       (106)          -             -       (106)

Translation
 adjustments                   -            -          -          -           2             -          2

Change in market
 value of available-
 for-sale securities
 (net of tax)                  -            -          -          -           -            42         42
                            ----       ------     ------    -------        ----         -----    -------

Balance at
 March 31, 1995             $242       $5,878     $2,157    $27,029        $(54)        $(196)   $35,056
                            ====       ======     ======    =======        ====         =====    =======

MICKELBERRY COMMUNICATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to a fair statement of the results for the interim periods presented.

2. The results of operations for the three months ended March 31, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

3.   Inventories at March 31, 1995 and December 31, 1994 consist of:

     In Thousands
                                                    1995      1994
                                                  -------   -------
     Finished goods                               $ 9,503   $ 8,761
     Work-in-process                               12,943     7,166
     Raw materials                                  5,418     4,118
                                                  -------   -------
                                                  $27,864   $20,045
                                                  =======   =======


4.   Intangibles and Property, Plant and Equipment

     Intangibles: Intangibles at March 31, 1995 and December 31, 1994 are valued at cost and consist of:

     In Thousands                                   1995      1994
                                                  -------   -------
     Costs in excess of net tangible assets
      of businesses acquired                      $15,746   $15,746
     Less accumulated amortization                 (4,800)   (4,594)
                                                  -------   -------
                                                  $10,946   $11,152
                                                  =======   =======

     Property, Plant and Equipment: Property, plant and equipment at March 31,
     -----------------------------
     1995 and December 31, 1994 are valued at cost and consist of:

     In Thousands                                   1995      1994
                                                  -------   -------
     Leasehold improvements                       $ 3,749   $ 3,497
     Machinery and equipment                       42,736    42,337
                                                  -------   -------
                                                   46,485    45,834
     Less accumulated depreciation
     and amortization                             (20,349)  (19,154)
                                                  -------   -------
                                                  $26,136   $26,680
                                                  =======   =======

5.   Consolidated Statements of Cash Flows

     The following is supplemental information regarding cash flows:

     In Thousands                                   1995      1994
                                                  -------   -------
     Cash paid during the period for:
     Interest                                      $ 283     $ 309
     Income taxes                                  $  56     $ 103

6.   Equity in Affiliated Company

     The Excel Marketing Group, a wholly owned subsidiary of the Company, owns a 50% interest in Excel Plus Ltd., a company engaged in dinnerware and other product promotions in Europe. The Company accounts for Excel Plus under the equity method and records its share of Excel Plus' income or loss before taxes as a separate item in the Consolidated Statements of Income. The Company's share of Excel Plus' income tax expense is included in the consoldiated provision for income taxes.

     Summarized financial information of Excel Plus is as follows:

                                March 31,    December 31,
     In Thousands                 1995          1994
                                 -------       -------
     Current assets              $ 4,771       $ 6,418
     Non current assets               60            52
                                 -------       -------
                                 $ 4,831       $ 6,470
                                 =======       =======

     Current liabilities         $ 6,235       $ 7,617
     Non current liabilities           -             -
     Equity                       (1,404)       (1,147)
                                 -------       -------
                                 $ 4,831       $ 6,470
                                 =======       =======

                                       1st Quarter
                                 ---------------------
                                  1995          1994
                                 -------       -------
     Revenues                    $ 1,962       $ 1,245
     Costs and expenses            2,216         1,245
                                 -------       -------
     Income (loss) before taxes     (254)            -
     Income taxes (benefit)            -             -
                                 -------       -------
     Net income (loss)           $  (254)      $     -
                                 =======       =======

MICKELBERRY COMMUNICATIONS INCORPORATED

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

                             RESULTS OF OPERATIONS
                             ---------------------

        Consolidated revenues were $31.2 million in the first quarter of 1995, a 13% increase over the $27.6 million of revenues recorded in the first quarter of 1994. Revenue increased in both the advertising and promotion and printing segments representing, for each segment, a greater volume of business.

        Equity in pre tax earnings of Excel Plus, the Excel Marketing Group's European joint venture was a loss of $127,000 in the first quarter of 1995 compared with a break-even in 1994.

        Operating income was $892,000 in the first quarter of 1995 compared with a loss of $158,000 in 1994. The improvement in operating income results from the increased volume of business mentioned above, better margins in the printing business and reduced losses for the Excel Marketing Group. The Excel Marketing Group lost money in both the first quarter of 1995 and 1994. These losses include the Group's equity in the earnings (loss) of Excel Plus. The losses are lower in 1995 since a smaller portion of the business relates to supermarket continuity programs.

        Pre tax income was a profit of $575,000 for the first quarter of 1995 compared with a loss of $492,000 in 1994. The improvement in pre tax income mirrors the improvement in operating income discussed above.

                              FINANCIAL CONDITION
                              -------------------

        The major change in the Company's financial condition at March 31, 1995 compared to December 31,1994 is the increase in non cash working capital and a corresponding decrease in cash and temporary investments. Inventory balances increased by $7.8 million during the first quarter. These increases were principally in the printing segment and result from increased business in printing corporate annual reports.

MICKELBERRY COMMUNICATIONS INCORPORATED


Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibit Index

     (11) Statement re Computation of Per Share Earnings

(b)  Reports on Form 8-K

No reports on Form 8-K have been filed during the quarter for which this report is filed.

MICKELBERRY COMMUNICATIONS INCORPORATED


                                   SIGNATURES
                                   ----------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               MICKELBERRY CORPORATION
                                                     (Registrant)



Date: May 12, 1995                    /s/ George Kane
      ------------                    ------------------------------
                                      George Kane
                                      Senior Vice President, Finance
                                      (Chief Accounting Officer
                                        and duly authorized Officer)