Form 10-Q/A
period 1995-03-31
MICKELBERRY COMMUNICATIONS INC
filed 1995-06-23
CIK 65705

                                   Form 10-Q/A

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

     (27) Financial Data Schedule

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



                                               MICKELBERRY CORPORATION
                                                     (Registrant)



Date: June 22, 1995                   /s/ George Kane
      -------------                   ------------------------------
                                      George Kane
                                      Senior Vice President, Finance
                                      (Chief Accounting Officer
                                        and duly authorized Officer)