Form 10-K/A
period 1994-12-31
MICKELBERRY COMMUNICATIONS INC
filed 1995-06-29
CIK 65705

                                  FORM 10-K/A

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549
(Mark One)
    [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT of 1934

                  For the Fiscal Year Ended December 31, 1994
                                            -----------------
                                      or
    [_]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT of 1934

       For the transition period from _____________ to ________________

                          Commission File Number 1-67
                                                 ----

                    MICKELBERRY COMMUNICATIONS INCORPORATED
- --------------------------------------------------------------------------------
              (Exact name of registrant specified in its charter)

           Delaware                                         36-1474360
- -------------------------------                 --------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                         Identification No.)

  405 Park Avenue, New York, New York                        10022
- ----------------------------------------                   ----------
(Address of principal executive offices)                   (Zip Code)

       Registrant's telephone number, including area code: 212/832-0303
                                                           ------------
         Securities registered pursuant to Section 12 (b) of the Act:

Title of each class                          Name of each exchange on
- -------------------                              which registered
Common stock, par value                      ------------------------
$1 per share                                  New York Stock Exchange
8% Convertible Subordinated Debentures        New York Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act:

                                     None
                               ----------------
                               (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 13, 1995 was $9,671,361.

     5,877,948 shares of common stock, par value $1 per share, were issued and outstanding at March 13, 1995.

     The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (the "Form 10-K"), as set forth below.

     Throughout this report, the Registrant and its subsidiaries are collectively referred to as the Company.

     Refer to pages 4-5 for the exhibit index.


                                   PART III

Item 13.  Certain Relationships and Related Transactions

     The Excel Marketing Group has a note outstanding owed to Robert Sperling's mother. The note was in existence prior to the acquisition of Excel by the Company. The largest aggregate amount owed to her during the year was $612,500. As of the most recent practicable date the amount owed to her was $587,500. The note bears interest at a rate of prime plus 1%.

     Excel leases facilities from a partnership, Rolin Realty Company, in which Robert Sperling, his brother-in-law and his mother own interests of 14%, 14% and 20% respectively. Rent paid to the partnership for the year ended December 31, 1994 was $405,747.

     The Company's printing subsidiary, Sandy Alexander, Inc. leases facilities from a partnership, Vega Associates, in which Mel Gordon, George Kane and Frank Stillo, members of the Board of Directors, own interests of 14%, 5% and 14%, respectively. Rent paid to the partnership for the year ended December 31, 1994 was $574,400.

     During 1993 the Company invested $1,000,000 as the initial capital of November Records, Inc. ("November") a corporation organized to produce and distribute recorded music. The Company's initial ownership in November was 100%. This ownership interest was reduced to 80% as a result of interests granted to an employee of November in consideration of his contribution of assets to November. As a result of the exigencies encountered in starting this business, November used the capital invested by the Company in 1993 and sought additional capital. Because of the risk associated with this further investment, the Company decided against making an additional capital contribution to November. During 1994 James C. Marlas, the Company's Chief Executive Officer agreed to invest $500,000 in November. Other investors agreed to invest an additional $500,000. Following these capital contributions the ownership in November is as follows:

                Mickelberry Communications   40%
                James C. Marlas              25%
                Other investors              35%

        The Company has guaranteed $350,000 of debt owed by Southeast Publishing Ventures, Inc. ("SPV"). The Company has a minority interest in SPV. Robert Garrett, a member of the Company's Board of Directors, is the Chairman of SPV.

        Robert Sperling and Frank Stillo have employment agreements with the Excel Marketing Group and Sandy Alexander, Inc., respectively. The agreements each terminate on December 31, 1997. Annual base compensation is $175,000 for Mr. Sperling and $242,528 for Mr. Stillo. Each of the agreements provides for incentive compensation based on operating earnings achieved by the respective subsidiaries. Mr. Sperling's contract also provides for incentive compensation based on a sale of the stock or assets of the subsidiary.

        On February 17, 1995 the Excel Marketing Group and Mr. Sperling agreed to terminate Mr. Sperling's employment agreement as of that date. Mr. Sperling will continue to receive his annual base compensation through the end of 1995. Mr. Sperling also resigned from his membership on the board of directors of the Company as of that date.


                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

        Financial Statements, Supplementary Data and Financial Statement Schedules of the Registrant:

        The following consolidated financial statements and report of independent accountants thereon and supplementary data appear on pages 6 through 40 of this report.

Consolidated Financial Statements of Mickelberry Communications Incorporated:

        Report of Independent Accountants

        Consolidated Balance Sheets
        December 31, 1994 and 1993

        Consolidated Statements of Income
        Years Ended December 31, 1994, 1993 and 1992

        Consolidated Statements of Stockholders' Equity
        Years Ended December 31, 1994, 1993 and 1992

        Consolidated Statements of Cash Flows
        Years Ended December 31, 1994, 1993 and 1992

        Notes to Consolidated Financial Statements

        Financial Statements of Excel Plus Limited

Supplementary Data:

     Quarterly Data (unaudited)

Financial Statement Schedule:

     II - Valuation and Qualifying Accounts

     All other financial statement schedules have been omitted since the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required under the rules of Regulation S-X.

     Exhibits

(3)(i) Restated articles of incorporation (incorporated herein by reference from Form S-15, Registration #2-79035 filed September 1982).

(3)(ii) By-laws (incorporated herein by reference from Form S-2, Registration #2-84083 filed June 15, 1983).

(4) Instruments defining the rights of security holders - Indenture dated as of June 9, 1992 (incorporated herein by reference from Form T-3, Application for Qualification of Indenture #22-21987 filed May 7, 1992).

(10) Material Contracts:

     (a) 1981 Incentive Stock Option Plan of the Company (incorporated herein by reference from Form S-8, Registration No. 33-8712 filed September 12, 1986).

     (b) 1992 Stock Option Plan of the Company (incorporated herein by reference from Form S-8, Registration No. 33-48196 filed May 29,
          1992).

     (c) Agreement and Plan of Merger by and Among Ingleby Enterprises Inc., Ingleby Holding Corp., Ingleby Acquisition Corp., Mickelberry Corporation, Mickelberry Holding Corporation and Caribiner, Inc. (incorporated herein by reference from Form 8-K dated as of June 30, 1992 and filed July 13, 1992).

     (d) Stock Purchase Agreement between Mickelberry Holding Corporation and the Sellers listed in Schedule 1.1 hereto for the purchase and sale of the outstanding capital stock of each of Excel Importing Corp., Excel Cutlery, Inc. and Excel Associates Inc. (Incorporated herein by reference from Form 8-K dated as of March 15, 1993).

     (e) Agreement and Plan of Merger dated as of March 21, 1995 by and among Mickelberry Communications Incorporated, Mickelberry Acquisition Corporation, Union Capital Corporation and Mr. James C. Marlas.

(11) Statement Re: Computation of Per Share Earnings

(21) Subsidiaries of the Company

(24) Powers of Attorney

     .1  Power of Attorney executed by Robert Garrett

     .2  Power of Attorney executed by James C. Marlas

     .3  Power of Attorney executed by John C. Mickle

     .4  Power of Attorney executed by Mel Gordon

(b)  Reports on Form 8-K

     The Company filed no reports on Form 8-K during the fourth quarter of 1994.

                       Report of Independent Accountants
                       ---------------------------------

To the Board of Directors and
Stockholders of Mickelberry Communications Incorporated

We have audited the accompanying consolidated balance sheets of Mickelberry Communications Incorporated and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years ended December 31, 1994. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules as of and for the three years ended December 31, 1994 as listed in the index on page F-1. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mickelberry Communications Incorporated and subsidiaries as of December 31, 1994 and 1993 and the results of their operations and their cash flows for each of the three years ended December 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Notes 1 and 13 to the consolidated financial statements, in 1993 Mickelberry Communications Incorporated changed its method of accounting for income taxes.

New York, New York
February 24, 1995, except for Notes 2 and 17, as to which the date is March 21, 1995

        MICKELBERRY COMMUNICATIONS INCORPORATED
          CONSOLIDATED BALANCE SHEETS
       In Thousands (except shares and par values)

Assets                                         1994       1993
                                             ---------  --------

 Current assets
 Cash                                        $  1,596   $   460
 Temporary investments                          7,759    12,722
 Receivables, less allowances for
  doubtful accounts and returns
  $5,260 (1993-$3,050)                         32,701    30,832
 Inventories                                   20,045    16,931
                                             --------   -------
 Total current assets                          62,101    60,945

 Intangibles-net                               11,152    11,944
 Property, plant and equipment-net             26,680    22,421
 Other                                            523     1,932
                                             --------   -------
                                             $100,456   $97,242
                                             ========   =======

Liabilities

 Current liabilities
 Accounts payable                            $ 16,479   $15,712
 Notes payable                                  9,180     6,901
 Accrued liabilities                           13,222    11,832
 Income taxes payable                           2,614     2,624
 Current portion of long-term debt              2,547     1,926
                                             --------   -------
 Total current liabilities                     44,042    38,995

 Deferred income taxes                            938     1,220

 Long-term debt                                20,703    21,528

Stockholders' equity

 Preferred stock, par value $1 -
  5,000,000 shares authorized;
  242,000 shares issued (minimum
  liquidation preference $727)                    242       242
 Common stock, par value $1 -
  20,000,000 shares authorized;
  5,878,000 shares issued
  (5,876,000 in 1993)                           5,878     5,876
 Capital in excess of par value                 2,157     2,154
 Retained earnings                             26,790    27,266
 Cumulative foreign currency translation
  adjustment                                      (56)      (39)
 Unrealized holding gain (loss)                  (238)        -
                                             --------   -------
 Total stockholders' equity                    34,773    35,499
                                             --------   -------

                                             $100,456   $97,242
                                             ========   =======

See Notes to Consolidated Financial Statements.

                    MICKELBERRY COMMUNICATIONS INCORPORATED
                       CONSOLIDATED STATEMENTS OF INCOME
                 YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                        IN THOUSANDS (EXCEPT PER SHARE)

                                                                    1994        1993       1992
                                                                 --------    --------   --------
Revenues
Tangible products                                                $106,637    $100,095   $ 81,273
Services                                                           20,986      18,849     27,971
                                                                 --------    --------   --------
                                                                  127,623     118,944    109,244
Equity in pre-tax income (loss) of
affiliated company                                                   (907)        124          -

Costs and expenses
Cost of revenues
 Tangible products (includes rent
  paid to a related party: $980 in
  1994, $862 in 1993 and $478 in 1992)                             85,089      79,443     66,791
 Services                                                          17,807      16,695     22,278
Selling and administrative                                         22,668      20,232     17,492
                                                                 --------    --------   --------
                                                                  125,564     116,370    106,561
                                                                 --------    --------   --------
Operating income                                                    1,152       2,698      2,683
Other expense (income)
 Interest expense                                                   1,990       2,172      2,083
 Investment income                                                   (631)       (759)    (1,780)
 Gain on sale of business                                               -           -     (3,170)
 Other-net                                                           (122)      1,030        (33)
                                                                 --------    --------   --------
                                                                    1,237       2,443     (2,900)
                                                                 --------    --------   --------
Income (loss) before taxes (benefit),
 extraordinary item and
 cumulative effect of change in
 accounting principle                                                 (85)        255      5,583
Income taxes (benefit)                                                (34)        101      2,233
                                                                 --------    --------   --------
Income (loss) before extraordinary
 item and cumulative effect of change
 in accounting principle                                              (51)        154      3,350
Extraordinary item-loss on
 extinguishment of debt                                                 -           -     (1,134)
Cumulative effect of change in
 accounting for income taxes                                            -         200          -
                                                                 --------    --------   --------
Net income (loss)                                                $    (51)   $    354   $  2,216
                                                                 ========    ========   ========
Income (loss) per common share
Primary
Income (loss) before
 extraordinary item and
 cumulative effect of change
 in accounting principle                                         $   (.02)   $    .02       $.55
Extraordinary item                                                      -           -       (.19)
Cumulative effect of change in
 accounting principle                                                   -         .03          -
                                                                 --------    --------   --------
 Net income (loss)                                               $   (.02)   $    .05       $.36
                                                                 ========    ========   ========
Fully diluted
Income (loss) before
 extraordinary item and cumulative
 effect of change in accounting
 principle                                                       $   (.02)   $    .02   $    .49
Extraordinary item                                                      -           -       (.16)
Cumulative effect of change
 in accounting principle                                                -         .03          -
                                                                 --------    --------   --------
 Net income (loss)                                               $   (.02)   $    .05   $    .33
                                                                 ========    ========   ========
Dividends per common share                                       $    .06    $    .06   $    .06
                                                                 ========    ========   ========
Number of shares used to
 calculate earnings per share
  Primary                                                           5,876       5,914      5,941
  Fully diluted                                                     5,876       5,914      7,263

See Notes to Consolidated Financial Statements.

                    MICKELBERRY COMMUNICATIONS INCORPORATED
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 Years Ended December 31, 1994, 1993 and 1992
                                 In Thousands

                                                                           Cumulative
                                         Common    Capital                 Foreign       Unrealized  Total
                           Preferred     Stock,    in Excess               Currency      Holding     Stock
                           Stock,        Par       of Par      Retained    Translation   Gain        holders'
                           Par Value $1  Value $1  Value       Earnings    Adjustment    (Loss)      Equity
                           ------------  --------  ----------  ---------   -----------   ----------  --------
Balance at 12/31/91              $242    $  5,870    $  2,146   $ 25,545          $  -        $  -   $33,803
Net income                          -           -           -      2,216             -           -     2,216
Cash dividends                      -           -           -       (425)            -           -      (425)
Stock options
 exercised                          -           5           6          -             -           -        11
                                 ----    --------    --------   --------          ----       -----   -------
Balance at 12/31/92               242       5,875       2,152     27,336             -           -    35,605
Net income                          -          -            -        354             -           -       354
Cash dividends                      -          -            -       (424)            -           -      (424)
Stock options
 exercised                          -          1            2          -             -           -         3
Translation
 adjustments                        -          -            -          -           (39)          -       (39)
                                 ----    --------    --------   --------          ----       -----   -------
Balance at 12/31/93               242      5,876        2,154     27,266           (39)          -    35,499

Effect of change in
 accounting for avail-
 able for-sale securi-
 ties (net of tax)                  -         -             -          -             -          57        57
Net income                          -         -             -        (51)            -           -       (51)
Cash dividends                      -         -             -       (425)            -           -      (425)
Stock options
 exercised                          -         2             3          -             -           -         5
Translation
 adjustments                        -         -             -          -           (17)          -       (17)
Change in market
 value of available-
 for-sale securities
 (net of tax)                       -         -             -          -             -        (295)     (295)
                                 ----    --------    --------   --------          ----       -----   -------
Balance at 12/31/94              $242    $  5,878    $  2,157   $ 26,790          $(56)      $(238)  $34,773
                                 ====    ========    ========   ========          ====       =====   =======

For each of the three years ended December 31, 1994, 1993 and 1992, dividends paid on common stock were $.06 per share and on preferred stock were $.30 per share. See Notes to Consolidated Financial Statements.

                    MICKELBERRY COMMUNICATIONS INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Years Ended December 31, 1994, 1993 and 1992
                                 In Thousands

 Operating activities                                 1994      1993       1992
                                                   -------   -------   --------
Net income (loss)                                  $   (51)  $   354   $  2,216
Adjustments to reconcile net income (loss)
 to net cash from operations
 Equity in after tax (income) loss of
  affiliated company                                   544       (81)         -
 Depreciation                                        3,740     3,473      3,187
 Amortization                                          847       791        549
 Extraordinary item (gross of tax benefit)               -         -      1,719
 Cumulative effect of change in accounting
  for income taxes                                       -      (200)         -
 Gain on sale of business                                -         -     (3,170)
 Net change in components of operating
  working capital
   Accounts receivable                              (1,869)   (4,165)     1,643
   Inventories                                      (3,114)    5,094       (457)
   Accounts payable                                    767    (2,453)     6,271
   Notes payable                                     2,279    (1,026)         -
   Accrued liabilities                               1,576     2,296     (6,653)
   Income taxes                                        163    (1,768)     1,410
                                                   -------   -------   --------
    Net increase from
     operating activities                            4,882     2,315      6,715
                                                   -------   -------   --------
Investing activities

Business acquired                                        -    (9,493)         -
Proceeds from sale of business                           -         -      7,981
Net change in temporary investments                  4,567    12,058     (6,745)
Expenditures for intangibles                           (42)        -          -
Expenditures for property, plant and
 equipment                                          (8,004)   (2,396)   (11,961)
Proceeds (expenditures) for
 other assets                                          370       (19)        89
                                                   -------   -------   --------
    Net increase (decrease) from
     investing activities                           (3,109)      150    (10,636)
                                                   -------   -------   --------

Financing activities

Principal payments for debt                         (1,892)   (6,612)    (5,185)
Proceeds from issuance of debt                       1,675     4,111      9,012
Proceeds from issuance of stock                          5         3         11
Dividends paid                                        (425)     (424)      (425)
                                                   -------   -------   --------
    Net increase (decrease) from
     financing activities                             (637)   (2,922)     3,413
                                                   -------   -------   --------

Effect of exchange rate changes on cash                  -        (9)         -
                                                   -------   -------   --------

Net increase (decrease) in cash                      1,136      (466)      (508)
Cash at beginning of year                              460       926      1,434
                                                   -------   -------   --------
Cash at end of year                                $ 1,596   $   460   $    926
                                                   =======   =======   ========

See Notes to Consolidated Financial Statements.

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Summary of Significant Accounting Policies

  Principles of Consolidation: The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. Investments in which the Company has at least a 20% but not more than a 50% interest are accounted for under the equity method.

  Earnings per Share: Primary earnings per common share are calculated by dividing income available to common stock by the sum of the weighted average number of common shares outstanding plus incremental shares deemed issued via exercise of stock options. For primary earnings per share purpose, the number of incremental shares are calculated using average market prices for common stock during the period.

  For purposes of calculating fully diluted earnings per share, incremental shares resulting from stock options are calculated using end of period market prices, if higher than average prices. Also for fully diluted purposes, if dilution results, the number of common shares issuable on conversion of convertible debt and the after tax effect of interest expense on such debt are added to the denominator and numerator, respectively, of the earnings per share calculation.

  Intangibles: Intangibles are amortized on a straight-line basis over periods up to 40 years. When events or changes in circumstance indicate that the carrying amount of assets, including intangibles, may not be recoverable, the Company assesses impairment, if any, of such carrying amounts by estimating future cash flows expected to result from the use of the assets. Where the sum of the expected future net cash flows exceeds the carrying amount of the asset no impairment is recognized.

  Property and Depreciation: Property, plant and equipment (including capitalized leased equipment) are recorded at cost and depreciated on straight-line or accelerated methods over estimated useful lives (which range as follows: leasehold improvements - 5 to 15 years, machinery and equipment - 3 to 10 years).

  Income Recognition: The principal sources of revenues, for the Company's advertising agency subsidiaries, are commissions and fees on gross media and production costs. Revenue is generally recognized on media liability dates for media and completion dates for production costs. In accordance with industry practice, payroll costs are expensed as incurred.

  Revenues and expenses relating to producing business conferences were generally recognized on presentation date.

  Sales of merchandise by the Company's subsidiary which is engaged in supermarket promotions, are made subject to customers' rights to return unsold items. Revenue is recognized by the Company when merchandise is shipped to customers and a reserve is recorded for estimated future returns.

  Income Taxes: In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Statement 109 requires a change from the deferred method of accounting for income taxes of APB Opinion 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

  Effective January 1, 1993, the Company adopted Statement 109 and has reported the cumulative effect of that change in the method of accounting for income taxes in the Consolidated Statements of Income.

  Pursuant to the deferred method under APB Opinion 11, which was applied in 1992 and prior years, deferred income taxes were recognized for income and expense items that were reported in different years for financial reporting purposes and income tax purposes using the tax rate applicable for the year of the calculation. Under the deferred method, deferred taxes were not adjusted for subsequent changes in tax rates.

  Foreign Currency Translation: Assets and liabilities of a foreign subsidiary and a foreign joint venture are translated at current exchange rates as of the balance sheet date. Income statement accounts are translated at weighted average exchange rates during the year. Differences resulting from the translation process are recorded in stockholders' equity as a currency translation adjustment.

2.   Business Acquired

  In March 1993, the Company acquired the Excel Marketing Group of companies for $9.5 million plus expenses. The Excel companies are engaged in marketing dinnerware, flatware and other products in supermarket promotions and through department stores and mass merchant outlets. The acquisition has been accounted for as a purchase; and accordingly, the acquired assets and liabilities have been recorded at their estimated fair values at date of acquisition. The excess of the purchase price over the fair value of net assets acquired has been recorded as goodwill, an intangible asset. The goodwill will be amortized on the straight line basis over a period of 40 years. The results of the Excel companies are included in the Consolidated Statements of Income from March 1, 1993.

  During 1994, the traditional dinnerware continuity promotions conducted with supermarket chains suffered from a lack of consumer and retailer interest. Fewer promotions were run and the merchandise sold at each promotion was, in general, less than in previous years. In an attempt to revive supermarket promotions, the Company started using licensed products for these programs. The licensed products promotions were not successful. As a result of the lack of interest in dinnerware programs and the failure of licensed products, the Company's management decided to reduce the inventory of products sold via supermarket promotions by disposing of them at discounted prices through alternative channels of distribution. A charge of $2.5 million was recorded to reduce these inventories to their net realizable values.

  The Excel Marketing Group owns a 50% interest in Excel Plus Ltd., a company engaged in dinnerware and other product promotions in Europe. The Company accounts for Excel Plus under the equity method and records its share of Excel Plus' income or loss before taxes as a separate item in the Consolidated Statements of Income. The Company's share of Excel Plus' income tax expense or benefit is included in the consolidated provision for income taxes.

Summarized financial information of Excel Plus is as follows:

In Thousands                    1994     1993
                              --------  ------
Current assets                $ 6,418   $3,367
Non current assets                 52       25
                              -------   ------
                              $ 6,470   $3,392
                              =======   ======

Current liabilities           $ 7,617   $3,163
Non current liabilities             -        -
Equity                         (1,147)     229
                              -------   ------
                              $ 6,470   $3,392
                              =======   ======

Revenues                      $ 6,713   $5,076
Costs and expenses              8,527    4,828
                              -------   ------
Income (loss) before taxes     (1,814)     248
Income taxes (benefit)            (91)      86
                              -------   ------
Net income (loss)             $(1,723)  $  162
                              =======   ======

  Included in the operating results of Excel Plus for 1994 is a $1 million charge to adjust inventory to its net realizable value and to record an additional allowance for returns.

  Undistributed losses of Excel Plus which are included in consolidated retained earnings are $574,000 at December 31, 1994. The Company has guaranteed $2,073,600 of debt owed by Excel Plus, Ltd.

3.   Gain on Sale of Business

  In June 1992, the Company sold its business conferences subsidiary, Caribiner, Inc., for approximately $8 million.
A gain of $3,170,000 was recognized as a result of the sale. Operating results for Caribiner, Inc. are included in the Consolidated Statements of Income through June 30, 1992.


4.   Debt and Financing Arrangements

Borrowing Schedule, Long-Term:
In  Thousands                                  1994     1993
                                              -------  -------
7.16% Note due monthly through March 1998     $   913  $ 1,154
7.75% Promissory Note due monthly through
 October 1999                                   2,287    2,572
8.5% Promissory Note due monthly through
 May 1999                                         866    1,021
10.29% Promissory Note due monthly through
 July 1999                                      1,113    1,294
7.58% Note due monthly through April 2000       2,258    2,589
8% Promissory Note due monthly through
 July 2000                                      1,583        -
7.5% Promissory Note due monthly through
 July 2000                                      3,767    4,291
8% Convertible Subordinated Debentures due
 May 2002                                       9,733    9,721
Other debt                                        730      812
                                              -------  -------
                                               23,250   23,454
Less current portion                            2,547    1,926
                                              -------  -------

                                              $20,703  $21,528
                                              =======  =======

  Payments due on the debt for years after 1994 are, $2,547,000 in 1995, $2,534,000 in 1996, $2,457,000 in 1997, $2,410,000 in 1998, $2,415,000 in 1999
and $10,887,000 thereafter.

  Extinguishment of Debt: During 1992 the Company retired its issue of 11.5% Subordinated Debentures. The debentures were issued originally at 83.75% of their $11,775,000 principal amount. This discount was being amortized over the term of the debentures. The Company retired the debentures for consideration equal to their principal amount resulting in a pretax loss of $1,719,000. The loss, net of a $585,000 tax benefit, is included in the Consolidated Statements of Income as an extraordinary item.

  Conversion:  In connection with the 1992 retirement of the 11.5%
Subordinated Debentures, the Company issued $9,828,000 in principal amount of 8% Convertible Subordinated Debentures. The debentures are convertible at any time into the Company's common stock, par value $1, at a conversion price of $4.25 per share. The Company can redeem the debentures for their principal amount at any time after June 1998 and can redeem them after June 1996 and before June 1998 provided the common stock is trading at a price in excess of 150% of the conversion price.

  Notes Payable and Lines of Credit: The Excel Marketing Group has lines of credit providing a maximum of $16.8 million for working capital and foreign exchange purposes. At December 31, 1994, $9,180,000 was outstanding under these lines at a weighted average interest rate of 5.2%. The Excel Group violated certain covenants contained in the lines of credit agreements. Waivers of these violations were obtained from the lending institution.

  Collateral: As collateral for some of the above debt, the Company has pledged assets with a net book value of $25,666,000 at December 31, 1994.

  Covenants: The borrowing agreements require maintenance of certain subsidiary earnings and capital requirements and impose restrictions regarding payments of dividends and other distributions to common shareholders and purchases of treasury stock. At December 31, 1994, $7,438,000 of retained earnings was available for these purposes.

5.   Write-down of Investment and Related Party Transactions

  In 1993, the Company invested $1.0 million as the initial equity capital of November Records, Inc., a corporation organized to produce and distribute recorded music. As a result of the exigencies encountered in starting this business, November used the capital invested by the Company in 1993 and sought additional capital. Because of the risk associated with this further investment, the Company decided against making an additional capital contribution to November. The Company's Chief Executive Officer agreed to invest $500,000 in November. Other investors agreed to invest an additional $500,000. Following these additional capital contributions the Company's ownership in November was reduced to 40%. Since the Company's controlling ownership of November was temporary, its detailed operating accounts have not been included in the Consolidated Statements of Income. Rather, the write-off of the Company's investment is included as other expense in 1993.

  The Company's printing subsidiary leases facilities from a partnership in which three members of the Company's Board of Directors own an aggregate interest of 33%. The Excel Marketing Group leases facilities from a partnership in which a member of the Company's Board of Directors owns a 14% interest. Rent paid to these partnerships for the three years ended December 31, 1994, 1993 and 1992 was $980,000, $862,000 and $478,000, respectively.

  In connection with the acquisition of the Excel Marketing Group in March
1993, the Company paid $2.6 million to an individual who became a member of the Company's Board of Directors following the purchase. The payment was made in exchange for the individual's ownership interest in the Excel Group. In addition, the Company paid $2.5 million to the individual's brother-in-law and $100,000 to the individual's mother, each of whom was also an owner of the Excel Group.

  At the time of its acquisition the Excel Marketing Group owed money to the individual's mother. This obligation was evidenced by a note payable. The balance owing on this note at December 31, 1994 was $587,500. Interest on the note is the prime rate plus 1% and amounted to $36,300 and $48,300 for the years ended December 31, 1993 and 1994.

6.   Consolidated Statements of Cash Flows

Supplemental information regarding cash flows:

In Thousands                      1994    1993    1992
                                 ------  ------  ------

Cash paid during the year for
Interest                         $2,008  $2,141  $1,944
Income taxes                     $  600  $1,083  $  237

  Noncash Investing and Financing Activities: During 1992, the Company exchanged equipment with a value of $1,435,000 as partial payment for replacement equipment.

  During 1992, the Company issued $9,828,000 of 8% Convertible Subordinated Debentures in exchange for $9,828,000 in principal amount of 11.5% Subordinated Debentures, which were retired.


7.   Temporary Investments and Investment Income

Temporary investments consist of the following:

In Thousands                1994     1993
                           -------  -------
Money market deposits      $3,560   $ 8,169
Certificates of deposit     1,095     1,053
Bond funds                  3,500     3,500
Unrealized losses            (396)        -
                           ------   -------

                           $7,759   $12,722
                           ======   =======

  Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"), was issued in May 1993 and was applicable to the Company as of January 1, 1994. SFAS 115 requires that certain investments be classified as either held-to-maturity, trading or available-for-sale. Held-to-maturity investments are accounted for at amortized cost. Trading and available-for-sale securities are accounted for at market value. Changes in market values for trading securities are reported in the income statement. Changes in market values for available-for-sale securities are reported, net of tax, as unrealized holding gains or losses in the Statement of Stockholders' Equity.

  Included in temporary investments at December 31, 1994 and 1993 are investments classified as available-for-sale securities. The unrealized net of tax gain on such investments as of January 1, 1994 is reported in the Statement of Stockholders' Equity as the effect of a change in accounting for available-for-sale securities.

  Prior to January 1, 1994 the Company accounted for available-for-sale securities at the lower of cost or market. During the year ended December 31, 1992 the carrying value of these securities was reduced to market value Investment income consists of the following:

In Thousands                                    1994      1993     1992
                                              --------  --------  ------
Interest                                      $   629   $   721   $  824
Dividends                                           2         3        1
Gain on sales and adjustments
to carrying values of
temporary investments, net                          -        35      955
                                              -------   -------   ------
                                              $   631   $   759   $1,780
                                              =======   =======   ======

8.  Intangibles and Property, Plant and Equipment

Intangibles:  Intangibles are valued at cost and consist of:

In Thousands                                    1994        1993
                                              -------     -------
Costs in excess of net tangible assets
of businesses acquired                        $15,746     $15,703
Accumulated amortization                       (4,594)     (3,759)
                                              -------     -------
                                              $11,152     $11,944
                                              =======     =======

  Property, Plant and Equipment: Property, plant and equipment is valued at cost and consists of:

In Thousands                                          1994                1993
                                                  --------            --------
 Leasehold improvements                           $  3,497            $  3,006
 Machinery and equipment                            42,337              34,847
                                                  --------            --------
                                                    45,834              37,853
 Accumulated depreciation                          (19,154)            (15,432)
                                                  --------            --------
                                                  $ 26,680            $ 22,421
                                                  ========            ========

9.   Commitments

  Leases: The Company leases certain property, plant and equipment under long term leases. Some of the leases include renewal options, escalation clauses and purchase options. Rent expenses charged to operations during the years ended December 31, 1994, 1993 and 1992 were $3,188,000, $3,148,000 and
$3,954,000, respectively.

  Approximate minimum annual rental commitments under all noncancelable uncapitalized leases for years ended after 1994 are $3,110,000 in 1995, $3,197,000 in 1996, $3,194,000 in 1997, $2,079,000 in 1998, $956,000 in 1999 and
$2,038,000 thereafter.

  Capital expenditures: At December 31, 1994, the Company had commitments to acquire approximately $1.7 million of property, plant and equipment.

10.  Retirement Plans

  The Company maintains profit-sharing plans covering most employees. The costs under these plans were $669,000 in 1994, $697,000 in 1993 and $618,000 in 1992. The Company's policy is to fund the costs accrued.

  The Company contributes to multi-employer defined benefit retirement plans as required under contracts with collective bargaining units representing certain employees of the Company's printing business. The costs, representing the required contributions under these plans, were $367,000 in 1994, $329,000 in 1993 and $254,000 in 1992. The Company's policy is to fund the retirement costs accrued.

11.  Inventories

 Inventories are stated at the lower of cost (first-in, first-out) or market, and consist of:

In Thousands                                                1994     1993
                                                         -------  -------
Finished goods                                           $ 8,761  $ 8,751
Work-in-process                                            7,166    4,970
Materials                                                  4,118    3,210
                                                         -------  -------
                                                         $20,045  $16,931
                                                         =======  =======

12.  Accounts Payable and Accrued Liabilities

 Accounts payable consist of the following:

In Thousands                                               1994     1993
                                                         -------  -------
Trade                                                    $13,342  $12,566
Due to banks                                               2,952    2,683
Other                                                        185      463
                                                         -------  -------
                                                         $16,479  $15,712
                                                         =======  =======

 Accrued liabilities consist of the following:

In Thousands                                               1994     1993
                                                         -------   ------
Unearned income                                          $ 3,803   $3,954
Compensation and employee benefits                         4,876    3,348
Trade                                                      2,549    2,180
Other                                                      1,994    2,350
                                                         -------  -------
                                                         $13,222  $11,832
                                                         =======  =======

13.  Income Taxes

  As discussed in Note 1, the Company adopted Statement 109 as of January 1, 1993.The cumulative effect of this change in accounting for income taxes of $200,000 is determined as of January 1,1993 and is reported separately in the Consolidated Statements of Income. Pretax income from continuing operations for the year ended December 31, 1993 was not affected as a result of applying Statement 109.

Income (loss) before taxes consists of:

In Thousands                                      1994     1993      1992
                                                --------  -------  --------
Domestic                                        $ 1,151    $ 329    $5,583
Foreign                                          (1,236)     (74)        -
                                                -------    -----   -------
                                                $   (85)   $ 255    $5,583
                                                =======    =====   =======

 The provision for income taxes (benefit) includes the following:

In Thousands                                       1994     1993      1992
                                                -------   ------   -------
Currently payable
Federal                                         $   768   $    -    $1,583
State and local                                      45       65       180
Foreign                                               -       43         -
                                                -------    -----   -------
                                                    813      108     1,763
Deferred
Federal                                            (702)     115       360
State and local                                    (145)     (37)      110
Foreign                                               -      (85)        -
                                                -------    -----   -------
                                                   (847)      (7)      470
                                                -------    -----   -------
                                                $   (34)   $ 101    $2,233
                                                =======    =====   =======

 The components of deferred income taxes (benefit) for 1994 and 1993 are as follows:

In Thousands                                                1994      1993
                                                           -----   -------
Deferred tax expenses (benefits)
(exclusive of the benefit of
net operating loss)                                        $(847)   $  549
Benefit of net operating loss                                  -      (556)
                                                         -------   -------
                                                         $  (847)  $  (  7)
                                                         =======   =======

 The components of deferred income taxes (benefit) for 1992 are as follows:

In Thousands                                               1992
                                                          -------
Difference in basis of assets sold                       $(1,903)
Reinstatement of deferred income
taxes previously adjusted as a
result of net operating losses                             2,135
Depreciation                                                 238
                                                         -------
                                                         $   470

                                                         =======

  The following is a reconciliation of the applicable statutory federal income tax rate to the effective rates reported in the financial statements:

                                  1994            1993            1992
                            ---------------  --------------  -------------
                                     % of            % of           % of
Dollars in                           Pretax
Thousands                   Amount   Income  Amount  Income  Amount Income
                            ------   ------  ------  ------  ------ ------
Tax at statutory
rate                       $ (29)    (34)%  $  87     34 %  $1,898    34 %
State and local
tax net of federal
benefit (expense)            (68)    (79)%     18      7 %     191     4 %
Amortization of
intangibles                   77      89 %     44     18 %      68     1 %
Nondeductible
(deductible) expenses        (14)    (16)%    (34)   (13)%      76     1 %
Foreign tax                    -       -      (14)    (6)%       -     -
                           -----     ----   -----   ----    ------    --
                           $ (34)    (40)%  $ 101     40 %  $2,233    40 %
                           =====     ====   =====   ====    ======    ==

  The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1994 and 1993 are presented below.

In Thousands
Deferred tax assets                         1994      1993
                                          --------  --------
 Allowance for doubtful accounts          $   185   $   164
 Net operating loss carryforwards               -       556
 Alternative minimum tax credit
  carryforwards                               859       373
 Basis of investment                          745       331
 Basis of inventory                         1,001         -
 Accrued expenses                               -        55
 Other                                         36        50
                                          -------   -------
  Total gross deferred tax assets           2,826     1,529
  Less valuation allowance                      -         -
                                          -------   -------
  Net deferred tax assets                   2,826     1,529
Deferred tax liabilities
 Accumulated depreciation                  (3,600)   (2,748)
 Change in accounting                        (164)        -
 Other                                          -        (1)
                                          -------   -------
  Total gross deferred tax liabilities     (3,764)   (2,749)
                                          -------   -------
  Net deferred tax liabilities            $  (938)  $(1,220)
                                          =======   =======

  The Company has alternative minimum tax credit carryforwards of approximately $859,000 which are available to reduce future federal income taxes over an indefinite period.

  Included in other income for the year ended December 31, 1992 is $491,000 representing interest on tax refunds.

14.  Stockholders' Equity

  Options: The Board of Directors of the Company has granted stock options to certain employees pursuant to the 1981 Incentive Stock Option Plan and the 1992 Stock Option Plan. Pursuant to its term, as of April 1992, options may no longer be granted under the 1981 Incentive Stock Option Plan. Options previously granted under the 1981 plan remain viable. Under the 1992 Stock Option Plan, options for up to 400,000 shares may be granted. Options generally become exercisable over a three year period following the date of grant. The option price is the fair market value of the stock on the date of grant.

  Options have been granted to non-employee members of the Company's Board of Directors pursuant to the 1993 Outside Directors Stock Option Plan. Under this plan, options for up to 100,000 shares may be granted. The option price is the fair market value of the stock on the date of grant. Options are exercisable upon grant.

 Changes in options during the years ended December 31, 1994 and 1993, were as follows:

                                              No. of     Option Price
                                              Shares      per Share
                                              -------   ---------------
Outstanding at December 31, 1992              434,150   $2.25  - $5.875
Exercised                                      (1,333)  $         2.650
Canceled                                      (21,667)  $2.25  - $4.875
Granted                                       228,500   $2.75  - $3.313
                                              -------
Outstanding at December 31, 1993              639,650   $2.25  - $5.875
Exercised                                      (2,000)  $         2.625
Canceled                                       (7,000)  $2.265 - $4.750
Granted                                        15,000   $         3.310
                                              -------
Outstanding at December 31, 1994              645,650   $2.25  - $5.875
                                              =======

  At December 31, 1994, options on 527,314 shares were exercisable and shares reserved for future option grants amounted to 254,500.

  Preferred Stock, par value $1: The preferred stock is entitled to a cumulative annual dividend of $.30 per share, may be redeemed at the option of the Company for $7.50 per share and is entitled to one-tenth of a vote per share at all stockholder meetings. Each share has a minimum liquidation preference of

$3.00 and will participate with the common stock up to a maximum liquidation payment of $7.50.


15.  Business Segment Information

  Information regarding the Company's operations in different industries as of December 31, 1994, 1993 and 1992 and for the years then ended, is as follows:

In Thousands                        Pretax   Identi-                  Depreciation
                                    Income    fiable      Capital          &
1994                     Revenues   (Loss)    Assets    Expenditures  Amortization
- ----                     --------  -------   --------  -------------  ------------
Advertising
 and promotion           $ 46,431  $  (876)  $ 34,343        $   536       $1,272
Printing                   81,192    5,270     58,788          7,450        3,286
                         --------  -------   --------        -------       ------
                          127,623    4,394     93,131          7,986        4,558
Unallocated
 amounts                            (2,489)     7,325             18           29
Interest
 expense                            (1,990)
                         --------  -------   --------        -------       ------
                         $127,623  $   (85)  $100,456        $ 8,004       $4,587
                         ========  =======   ========        =======       ======

1993
- ----

Advertising
 and promotion           $ 38,366  $   613   $ 35,190        $   716       $1,195
Printing                   80,578    3,962     50,239          1,671        3,042
                         --------  -------   --------        -------       ------
                          118,944    4,575     85,429          2,387        4,237
Unallocated
 amounts                            (2,148)    11,813              7           27
Interest
 expense                            (2,172)
                         --------  -------   --------        -------       ------
                         $118,944  $   255   $ 97,242        $ 2,394       $4,264
                         ========  =======   ========        =======       ======

1992
- ----

Advertising
 and promotion           $ 27,971  $ 1,065   $ 14,860        $   587       $1,147
Printing                   81,273    3,822     49,662         11,374        2,447
                         --------  -------   --------        -------       ------
                          109,244    4,887     64,522         11,961        3,594
Unallocated
 amounts                             2,779     24,109                         142
Interest
 expense                            (2,083)
                         --------  -------   --------        -------       ------
                         $109,244  $ 5,583   $ 88,631        $11,961       $3,736
                         ========  =======   ========        =======       ======

Information regarding the Company's foreign and domestic operations is as follows:

In Thousands                                                           Pretax
                                                                       Income     Identifiable
1994                                                    Revenues       (Loss)        Assets
- ----                                                    --------       ------     ------------
United States                                           $126,991       $1,151       $100,724
Canada                                                       632         (329)           306
United Kingdom
(equity in affiliated co.)                                     -         (907)          (574)
                                                        --------       ------       --------
                                                        $127,623       $  (85)      $100,456
                                                        ========       ======       ========

                                                                       Pretax     Identifiable
1993                                                    Revenues       Income        Assets
- ----                                                    --------       ------     ------------
United States                                           $118,376       $  329       $ 96,655
Canada                                                       568         (198)           472
United Kingdom
(equity in affiliated co.)                                     -          124            115
                                                        --------       ------       --------
                                                        $118,944       $  255       $ 97,242
                                                        ========       ======       ========

 During 1992 the Company's operations were confined to the United States.

16.  Disclosure Concerning Financial Instruments

  The Company does not have any concentrations of credit risk arising from financial instruments. The Company has guaranteed $350,000 of debt owed by Southeast Publishing Ventures, Inc. ("SPV"). The Company has a minority ownership interest in SPV. The Company has guaranteed $2,073,600 of debt owed by Excel Plus, Ltd. If either SPV or Excel Plus, Ltd. fail to make payments on their debt the Company would be required to pay the guaranteed amount.

  The estimated fair values of the Company's financial instruments at December 31, 1994, and 1993 are as follows:

                               1994              1993
                         ----------------  -----------------
Carrying                           Fair    Carrying   Fair
In Thousands             Amount    Value    Amount    Value
                         -------  -------  --------  -------
Assets
- ------
Temporary investments    $ 7,759  $ 7,759   $12,722  $12,818
Long-term investments
 included in other
 assets                  $   410  $   410   $   916  $   956

Liabilities
- -----------
Notes payable            $ 9,180  $ 9,180   $ 6,901  $ 6,901
Long-term debt for
 which it is
 practicable to
  estimate fair value    $13,516  $12,632   $13,733  $13,575
Not practicable          $ 9,734  $     -   $ 9,721  $     -

  Fair values of temporary and long term investments were determined based upon quoted market prices where available or on management's best estimate. In general, management's best estimates are based on estimated future cash flows discounted, where appropriate, at rates commensurate with the risks involved.

  Fair value of long-term debt was estimated by discounting the debt repayment streams at rates currently offered by lending institutions. This method of estimating fair value is not applicable to the 8% Convertible Subordinated Debentures because it does not consider the value associated with the conversion privilege. Quoted market prices for the debentures were not available so it was not practicable to estimate fair value.

  Unless noted otherwise, carrying amount is the same as the amount reported in the balance sheet.

  All financial instruments are held for purposes other than trading.

17.  Offer to Purchase Common Stock

  On November 1, 1994 the Company announced that James C. Marlas, the Chairman, President and Chief Executive Officer of the Company, proposed to acquire, through a merger transaction, all the shares of the Company's Common Stock not owned by Mr. Marlas for a cash purchase price of $3.25 per share.

  Mr. Marlas beneficially owns approximately 48% of Mickelberry's outstanding Common Stock, not including shares issuable upon conversion of debentures owned by him. The Company's Board of Directors appointed a special committee to evaluate Mr. Marlas' proposal.

  As a result of the Company's announcement of Mr. Marlas' proposal, on November 8, 1994 a class action complaint was filed, in the Court of Chancery of the State of Delaware in and for New Castle County against the Company and certain of its officers and directors. The lawsuit seeks an injunction barring Mr. Marlas from acquiring the shares of the Company's Common Stock pursuant to his proposal. If, however, the proposed transaction is consummated the lawsuit seeks rescission and damages as well as an accounting for profits and reimbursement of expenses. The parties have reached an agreement in principle to settle this lawsuit, which agreement is subject to court approval. If court approval is not granted it is not possible to estimate the liability, if any, which the Company may incur as a result of this lawsuit. In any event, management does not expect that this lawsuit will have a material adverse effect on the financial position of the Company.

  The proposal was subject to a number of conditions, including the execution of a mutually satisfactory definitive merger agreement, a satisfactory agreement reached with institutional investors holding the Company's Convertible Subordinated Debentures regarding the early retirement of these securities, the receipt of all necessary consents and governmental approvals and the receipt of financing.

  The Company's special committee of Directors evaluated Mr. Marlas's proposal (including an increase of the cash purchase price from $3.25 per share to $4.25 per share) and on March 21, 1995 recommended that the Company enter into the merger transaction and the Board of Directors approved the Agreement and Plan of Merger on March 21, 1995 (including the payment of the same consideration to the holders of the Company's Preferred Stock).

  The consummation of the transactions contemplated by the Agreement and Plan of Merger is subject to a number of conditions, including (a) the approval of the Agreement by the affirmative vote of at least (1) the holders of a majority of the shares outstanding or (2) 66 2/3% of the votes cast by the holders of the shares voting at a special meeting, whichever is greater, (b) a satisfactory agreement reached with institutional investors holding the Company's Convertible Subordinated Debentures regarding the early retirement of these securities, (c) the receipt of all necessary consents and governmental approvals, (d) the holders of not more than 5% of the outstanding shares of Preferred Stock and Common Stock shall have exercised their appraisal rights in the Merger, and (e) the receipt of third-party financing.

                               EXCEL PLUS LIMITED


                              FINANCIAL STATEMENTS
                               FOR THE YEAR ENDED
                                31 DECEMBER 1994


                       Together with the Directors' and
                             Auditors' Report


                           REGISTERED NUMBER: 2682392

DIRECTORS' REPORT - FOR THE YEAR ENDED 31 DECEMBER, 1994

The directors present their report on the affairs of the company together with the accounts and auditors' report for the year ended 31 December 1994.

PRINCIPAL ACTIVITIES AND BUSINESS REVIEW

The principal activity of the company continues to be the supply of goods for continuity promotions, in particular for the food retail sector.

The results for the year are disappointing. The directors have put in place immediate remedial action and expect the company's performance to improve significantly in 1995.

RESULTS AND DIVIDENDS

Turnover for the year amounts to (Pounds)4,362,655 (1993, eleven months - (Pounds)3,431,411) and loss for the year was (Pounds)548,612 (1993, eleven months - profit (Pounds)109,291). The directors do not propose to declare a dividend (1993 - (Pounds)nil).

FIXED ASSETS

The movements in tangible fixed assets are set out in Note 7 to the accounts.

DIRECTORS AND THEIR INTERESTS

The directors of the company who served during the year were:

N.F. Cope
R. Sperling (USA)
J. Saslow (USA)
T.E. McCarthy
P.I. Jones

On 2 March 1995 R. Sperling resigned from the Board of Directors. On 18 May 1995 P.I. Jones resigned from and P.D. Trucman was appointed to the Board of Directors. On 22 May 1995 I.C. Cummings was appointed to the Board of Directors.

Except in respect of N.F. Cope, none of the directors had a beneficial interest in the shares of the company during the year. N.F. Cope had an option to subscribe for 5,000 'C' ordinary shares of (Pounds)1 each at par. Subsequent to the year end on 9 May 1995 N.F. Cope waived this option.

SHARE CAPITAL AND SUBSEQUENT EVENT

The called up share capital of the company was divided equally between 'A' ordinary shares and 'B' ordinary shares. On 22 May 1995 the company issued 1 'C' ordinary share of (Pounds)1 to the holder of the 'A' ordinary shares at a premium of (Pounds)499,999 for cash consideration. On the same day the holder of the 'B' ordinary shares, Product Plus (London) Limited, acquired all the issued 'A' and 'C' ordinary shares and consequently the company became a wholly owned subsidiary undertaking of Product Plus (London) Limited. On 22 May 1995 the company adopted new Articles of Association.

The company has also changed its accounting reference date to 23 May.

STATEMENT OF DIRECTORS' RESPONSIBILITIES

Company law requires the directors to prepare financial statements for each financial year which give a true and fair view of the state of affairs of the company and of the profit or loss of the company for that period. In preparing those financial statements, the directors are required to:

       .  select suitable accounting policies and then apply them consistently;

       .  make judgements and estimates that are reasonable and prudent;

       .  state whether applicable accounting standards have been followed;

       . prepare the financial statements on the going concern basis unless it is inappropriate to presume that the company will continue in business.

The directors are responsible for keeping proper accounting records which disclose with reasonable accuracy at any time the financial position of the company and to enable them to ensure that the financial statements comply with the Companies Act 1985. They are also responsible for safeguarding the assets of the company and hence for taking reasonable steps for the prevention and detection of fraud and other irregularities.

CHARITABLE DONATIONS

The company made charitable donations of (Pounds)3,190 (1993 - (Pounds)nil) during the year.

AUDITORS

The directors will place a resolution before the Annual General Meeting to reappoint Arthur Andersen as auditors for the ensuing period.

                                                           BY ORDER OF THE BOARD

239 Old Marylebone Road                                             D.R. WOOLLEY
London                                                                 Secretary
NW1 5QT                                                             16 June 1995

AUDITORS' REPORT


To the members of Excel Plus Limited.

We have audited the financial statements on pages 5 to 15 which have been prepared under the historical cost convention and the accounting policies set out on pages 8 and 9.

RESPECTIVE RESPONSIBILITIES OF DIRECTORS AND AUDITORS

As described on page 3 the company's directors are responsible for the preparation of the financial statements. It is our responsibility to form an independent opinion, based on our audit, on those statements and to report our opinion to you.

BASIS OF OPINION

We conducted our audit in accordance with Auditing Standards issued by the Auditing Practices Board. An audit includes examination, on a test basis, of evidence relevant to the amounts and disclosures in the financial statements. It also includes an assessment of the significant estimates and judgements made by the directors in the preparation of the financial statements and of whether the accounting policies are appropriate to the company's circumstances, consistently applied and adequately disclosed.

We planned and performed our audit so as to obtain all the information and explanations which we considered necessary in order to provide us with sufficient evidence to give reasonable assurance that the financial statements are free from material misstatement, whether caused by fraud or other irregularity or error. In forming our opinion we also evaluated the overall adequacy of the presentation of information in the financial statements.

In forming our opinion, we have considered the adequacy of the company's provisions for inventory returns, and the net realisable value of inventory held at year end. The provision made by management against inventory has been based on anticipated sales contracts for 1995 and expected levels of returns. The future recoverability of inventory balances is contingent on the continued success of this business which is still in its developmental stage, and management's judgements in respect of 1995 proving correct. Our opinion is not qualified in this respect.

Without qualifying our opinion, we draw your attention to Note 14(c) which sets out the consideration given by the directors to the net liability position of the company.

OPINION

In our opinion the financial statements give a true and fair view of the company's state of affairs at 31 December 1994 and of its loss and cash flows for the year then ended and have been properly prepared in accordance with the Companies Act 1985.



Arthur Andersen                                                    16 June 1995
Chartered Accountants and Registered Auditors
1 Surrey Street
London
WC2R 2PS

         PROFIT AND LOSS ACCOUNT - FOR THE YEAR ENDED 31 DECEMBER 1994



                                      NOTE      12 MONTHS TO   11 MONTHS TO
                                                 31 DECEMBER    31 DECEMBER
                                                        1994           1993
                                                     (Pounds)       (Pounds)

TURNOVER                              1(b),2       4,362,655      3,431,411

Cost of sales                                     (3,295,487)    (2,208,319)
                                                  ----------     ----------
GROSS PROFIT                                       1,067,168      1,223,092

Administrative expenses                           (1,561,589)    (1,037,906)
                                                  ----------     ----------

OPERATING (LOSS)/PROFIT                             (494,421)       185,186

Net Interest payable                  5             (113,039)       (17,047)
                                                  ----------     ----------

(LOSS)/PROFIT ON ORDINARY             3             (607,460)       168,139
ACTIVITIES BEFORE TAXATION

Taxation                              6               58,848        (58,848)
                                                  ----------     ----------

RETAINED (LOSS)/PROFIT               12             (548,612)       109,291
FOR THE PERIOD                                    ==========     ==========

This profit and loss account includes all recognised gains and losses arising during the year and represents continuing operations.

A statement of the movement in reserves is given in Note 12.

     The accompanying notes are an integral part of this profit and loss account.

     BALANCE SHEET - AS AT 31 DECEMBER 1994

                                          NOTE        1994          1993
                                                   (Pounds)      (Pounds)

     FIXED ASSETS

     Tangible assets                        7       32,838        16,725

     CURRENT ASSETS

     Stock                                       2,659,024     1,357,957
     Debtors                                8    1,130,933       917,766
     Cash at bank and in hand                      709,208       179,559
                                                ----------     ----------

                                                 4,499,165     2,455,282

     CREDITORS: Amounts falling due         9   (4,926,324)   (2,317,716)
     within one year

     NET CURRENT (LIABILITIES)/ASSETS             (427,159)       137,566
                                                ----------     ----------
     NET (LIABILITIES)/ASSETS                     (394,321)       154,291
                                                ==========     ==========

     CAPITAL AND RESERVES

     Share Capital                         10       45,000         45,000
     Reserves                              12     (439,321)       109,291
                                                ----------     ----------

     TOTAL CAPITAL EMPLOYED                       (394,321)       154,291
                                                ==========     ==========

     Signed on Behalf of the Board on 16 June 1995.



     T.E. MCCARTHY
     DIRECTOR


     The accompanying notes are an integral part of this balance sheet

     CASH FLOW STATEMENT - FOR THE YEAR ENDED 31 DECEMBER, 1994


                                         NOTE    12 MONTHS TO 11 MONTHS TO
                                                  31 DECEMBER  31 DECEMBER
                                                         1994         1993
                                                      (Pounds)     (Pounds)

     NET CASH OUTFLOW FROM OPERATING    13(a)        (776,852)    (428,156)
     ACTIVITIES

     Returns from investments
     and servicing of finance

     Interest received                                  9,045        1,486
     Interest paid                                   (122,084)     (18,533)
                                                     --------     --------

     NET CASH OUTFLOW FROM RETURNS ON               (113,039)      (17,047)
     INVESTMENTS AND SERVICING OF FINANCE            --------     --------

     Taxation

     UK CORPORATION TAX PAID                         (58,848)         -
                                                     --------     --------

     Investing activities
     PURCHASE OF TANGIBLE FIXED ASSETS               (22,266)      (21,062)
                                                     --------     --------

     NET CASH OUTFLOW BEFORE FINANCING               (971,005)    (466,265)

     Issue of ordinary shares                            -          44,998
                                                     --------     --------

     NET CASH INFLOW FROM FINANCING                      -          44,998

                                                     --------     --------
     DECREASE IN CASH AND CASH EQUIVALENTS  13(b)    (971,005)    (421,267)
                                                     ========     ========


     The accompanying notes are an integral part of this cash flow statement

     NOTES TO THE ACCOUNTS - FOR THE YEAR ENDED 31 DECEMBER 1994


     1.   ACCOUNTING POLICIES

          A summary of the principal accounting policies, all of which have been applied consistently throughout the year, and the preceding period, is set out below:

          a)   Basis of accounting

               The accounts have been prepared under the historical cost convention in accordance with UK applicable accounting standards and on a going concern basis.

          b)   Turnover

               Turnover, which excludes VAT, represents the invoiced value of goods and services supplied in the normal course of business less provision for actual and anticipated returns.

          c)   Stocks

               Stocks comprise goods for resale and are stated at the lower of cost and net realisable value. Cost is determined on a first in, first out basis and includes transport and handling costs. Net realisable value is the price at which stocks can be sold in the normal course of business after allowing for the costs of realisation and, where appropriate, the cost of conversion from their existing state to a finished condition. Provision is made, where necessary, for obsolete, slow moving and defective stock.

          d)   Tangible fixed assets

               Tangible fixed assets are stated at cost less accumulated depreciation.

               Depreciation is calculated so as to write off the cost of tangible fixed assets on a straight line basis over the expected useful economic lives of the assets concerned. The principal annual rates used for this purpose are:

               Computer equipment     25%
               Fixtures and fittings  15%

          e)   Foreign currencies

               Trading transactions denominated in foreign currencies are translated into sterling at the exchange rate ruling at the time of the transaction being effected. Monetary assets and liabilities denominated in foreign currencies are translated into sterling at the exchange rates ruling at the balance sheet date. Exchange gains or losses are included in the operating profit.

     NOTES TO THE ACCOUNTS - FOR THE YEAR ENDED 31 DECEMBER 1994

          f)   Taxation

               Corporation tax is provided on taxable profits at the current rate. Deferred taxation (which arises from differences in the timing of the recognition of items, principally depreciation, in the accounts and by the tax authorities) has been calculated using the liability method. Deferred tax is provided on timing differences which will probably reverse at the rates of tax likely to be in force at the time of reversal. Deferred tax is not provided on timing differences which, in the opinion of the directors, will probably not reverse.

     2.   TURNOVER

          All turnover and profits on ordinary activities arise from countries within the European Community.

     3.   (LOSS)/PROFIT ON ORDINARY ACTIVITIES BEFORE TAXATION

          (Loss)/Profit on ordinary activities before taxation is stated after charging:

                                      12 MONTHS TO   11 MONTHS TO
                                       31 DECEMBER    31 DECEMBER
                                              1994           1993
                                           (Pounds)       (Pounds)
          Auditors' remuneration
           - audit fees                     18,000         12,000
           - other services                  8,000              -
          Depreciation                       6,153          4,337
          Staff costs (see note 4)         351,776        179,123
                                           =======        =======

     4.  STAFF COSTS

          a) The average number of persons employed by the company (including the executive director), during the year was 11 (1993-6).

          b)   Employment costs of all employees included above:

                                                 12 MONTHS TO 11 MONTHS TO
                                                  31 DECEMBER  31 DECEMBER
                                                         1994         1993
                                                      (Pounds)     (Pounds)
               Wages and salaries                     323,971      164,155
               Social Security costs                   27,805       14,968
                                                      -------      -------

                                                      351,776      179,123
                                                      =======      =======

NOTES TO THE ACCOUNTS - FOR THE YEAR ENDED 31 DECEMBER 1994

    c)  Directors

                                                    12 MONTHS TO  11 MONTHS TO
                                                     31 DECEMBER   31 DECEMBER
                                                            1994          1993
                                                        (Pounds)      (Pounds)
    Highest paid director                                 49,100        89,141
                                                        ========     =========


    Emoluments of the other directors are
    as follows:                                           Number        Number

    (Pounds)Nil - 5,000                                        4             6
                                                              ==            ==


5.  NET INTEREST PAYABLE

                                                    12 MONTHS TO  11 MONTHS TO
                                                     31 DECEMBER   31 DECEMBER
                                                            1994          1993
                                                        (Pounds)      (Pounds)
    On Bank overdraft repayable within 5 years          (122,084)      (18,533)

    Bank interest receivable                               9,045         1,486
                                                        --------       -------
                                                        (113,039)      (17,047)
                                                        ========       =======


6.  TAXATION

    The tax credit/(charge) is based on the (loss)/profit on ordinary activities for the year and comprises:

                                                    12 MONTHS TO  11 MONTHS TO
                                                     31 DECEMBER   31 DECEMBER
                                                            1994          1993
                                                        (Pounds)      (Pounds)
    Corporation tax at 33%                                     -       (58,848)
    Prior year tax recoverable                            58,848             -
                                                        --------       -------
                                                          58,848       (58,848)
                                                        ========       =======

NOTES TO THE ACCOUNTS - FOR THE YEAR ENDED 31 DECEMBER 1994


7.  TANGIBLE FIXED ASSETS

                                                            FIXTURES,
                                                         FITTINGS AND
                                                            EQUIPMENT
                                                             (Pounds)
    COST
    As at 1 January 1994                                       21,062
    Additions                                                  22,266
                                                            ---------
    As at 31 December 1994                                     43,328
                                                            ---------
    DEPRECIATION
    As at 1 January 1994                                        4,337
    Charge for the year                                         6,153
                                                            ---------
    As at 31 December 1994                                     10,490
                                                            ---------
    NET BOOK VALUE
    As at 1 January 1994                                       16,725
                                                            =========
    As at 31 December 1994                                     32,838
                                                            =========

8.  DEBTORS

                                                  1994           1993
                                              (Pounds)       (Pounds)
    Trade debtors                              893,145        482,227
    Amounts due from shareholders                    -        116,574
    Corporation tax recoverable                 58,848              -
    VAT recoverable                            129,126        153,721
    Other debtors                               16,954        112,566
    Prepayments and accrued income              32,860         52,678
                                             ---------      ---------
                                             1,130,933        917,766
                                             =========      =========

    All amounts due, fall for payment within one year.

NOTES TO THE ACCOUNTS - FOR THE YEAR ENDED 31 DECEMBER 1994


9.  CREDITORS - AMOUNTS FALLING DUE WITHIN ONE YEAR

                                                  1994            1993
                                              (Pounds)        (Pounds)
    Bank overdraft                           2,101,480        600,826
    Trade creditors                          1,603,132        872,035
    Amounts due to shareholders                 59,692        264,276
    Corporation tax payable                          -         58,848
    Other taxes and social security             18,127          9,133
    Accruals and deferred income             1,143,893        512,598
                                             ---------      ---------
                                             4,926,324      2,317,716
                                             =========      =========

    The bank overdraft facility is guaranteed by the company's ultimate UK parent company.


10. CALLED-UP SHARE CAPITAL

                                                  1994            1993
                                              (Pounds)        (Pounds)
    Authorised

    22,500 'A' ordinary shares of
      (Pounds)1 each                            22,500         22,500
    22,500 'B' ordinary shares of
      (Pounds)1 each                            22,500         22,500
    5,000 'C' ordinary shares of
      (Pounds)1 each                             5,000          5,000
                                             ---------      ---------
                                                50,000         50,000
                                             =========      =========


    Allotted, called-up and fully paid

    22,500 'A' ordinary shares of
      (Pounds)1 each                            22,500         22,500
    22,500 'B' ordinary shares of
      (Pounds)1 each                            22,500         22,500
                                             ---------      ---------
                                                45,000         45,000
                                             =========      =========

    On 22 May 1995 the company issued 1 'C' ordinary share of (Pounds)1 to the holder of the 'A' ordinary shares at a premium of (Pounds)499,999 for cash consideration. On the same day the holder of the 'B' ordinary shares, Product Plus (London) Limited, acquired all the issued 'A' and 'C' ordinary shares and consequently the company became a wholly owned subsidiary undertaking of Product Plus (London) Limited. On 22 May 1995 the company adopted new Articles of Association.

NOTES TO THE ACCOUNTS - FOR THE YEAR ENDED 31 DECEMBER 1994

11.  RECONCILIATION OF MOVEMENTS IN SHAREHOLDERS' FUNDS

                                                              1994        1993
                                                          (Pounds)    (Pounds)
     Shareholders' funds at beginning of period            154,291           2
     Retained (loss)/profit for the financial period      (548,612)    109,291
     New share capital subscribed                                -      44,998
                                                          --------     -------
     Shareholders' funds at end of period                 (394,321)    154,291
                                                          ========     =======


12.  RESERVES                                                 1994        1993
                                                          (Pounds)    (Pounds)

     Profit and Loss Account

     At beginning of period                                109,291           -
     Retained (loss)/profit for the period                (548,612)    109,291
                                                          --------     -------
     At end of period                                     (439,321)    109,291
                                                          ========     =======

NOTES TO THE ACCOUNTS - FOR THE YEAR ENDED 31 DECEMBER 1994


13.  CASH FLOW INFORMATION

     a) Reconciliation of operating (loss)/profit to net cash outflow from operating activities:

                                                            1994           1993
                                                        (Pounds)       (Pounds)
         Operating (loss)/profit                        (494,421)       185,186
         Depreciation                                      6,153          4,337
         Increase in stocks                           (1,301,067)    (1,357,957)
         Increase in debtors                            (154,319)      (917,766)
         Increase in creditors                         1,166,802      1,658,044
                                                      ----------     ----------
         Net cash outflow from operating activities     (776,852)      (428,156)
                                                      ==========     ==========

     b)  Analysis of changes in cash and cash equivalents during the year:

                                 CASH AT BANK AND IN         BANK          NET
                                                HAND    OVERDRAFT
                                            (Pounds)     (Pounds)     (Pounds)
         At beginning of year                179,559     (600,826)    (421,267)
         At end of year                      709,208   (2,101,480)  (1,392,272)
                                             -------   ----------   ----------
         Change during year                  529,649   (1,500,654)    (971,005)
                                             =======   ==========   ==========

14.  GUARANTEES AND OTHER FINANCIAL COMMITMENTS

     a)   Capital Commitments

          No capital expenditure had been approved and contracted for, or approved but not contracted, by the company at 31 December 1994 ( 1993 - (Pounds)Nil).

     b)   Pension arrangements

          The company does not operate a defined contribution pension scheme. The company contributes to individual staff private pension plans, and the assets of the schemes are held separately from those of the company in independently administered funds. The pension cost charge represents contributions payable in respect of the period by the company to the fund.

     c)   Financial Support

          Following the change in ownership on 22 May 1995 (see also Note
          10), the called up share capital of the company is held by Product Plus (London) Limited, a company incorporated in the United Kingdom. The ultimate United Kingdom parent company of Product Plus (London) Limited, Diversified Agency Services Limited has agreed to provide the company with financial support. The directors have considered the financial position of the company and have concluded that the company is able to meet its liabilities as they fall due.

NOTES TO THE ACCOUNTS - FOR THE YEAR ENDED 31 DECEMBER 1994


15.  ULTIMATE PARENT COMPANY

     As a consequence of the company becoming a wholly owned subsidiary of Product Plus (London) Limited the company has become a subsidiary undertaking of Diversified Agency Services Limited, the United Kingdom parent company, whose principal place of business is at 239 Old Marylebone Road, London NW1 5QT.

     The ultimate parent company is Omnicom Group Inc. a company incorporated in the United States of America. The consolidated accounts of Omnicom Group Inc. are available to the public and may be obtained from Omnicom Group Inc., 437 Madison Avenue, New York 10022, USA.

16. SUMMARY OF DIFFERENCES BETWEEN UK AND US GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

     These financial statements have been prepared in accordance with UK GAAP, which differ in certain respects from US GAAP.

     Under UK GAAP, deferred taxes are accounted for to the extent that it is considered probable that a liability or asset will crystallise in the foreseeable future. Under US GAAP, deferred taxes are accounted for on all temporary differences, as defined. A valuation allowance is established in respect of those deferred tax assets where it is more likely than not that some portion will remain unrealised.

     Under US GAAP, a tax benefit for the 1994 loss would be recognised. However because a question exists concerning the realisation of this benefit, a reserve for the full amount would be recognised. The net effect of establishing the reserve would result in income statement and balance sheet presentations identical to those shown in the accompanying statements.

     The cash flow statement has been prepared under UK Financial Reporting Standard number 1. The principal differences between this statement and cash flow statements prepared under US Financial Accounting Standards number 95 are as follows:

     1) Under the UK standard, net cash flows from operating activities is determined before considering cash flows from (a) returns on investments and servicing of finance and (b) taxes paid. Under the US standard, net cash flow from operating activities would be determined after these items.

     2) The UK definition of cash and cash equivalents includes advances from banks or financial institutions with a maturity of three months or less at the date of the advance. Under the US standard, these liabilities would be shown as a separate item to reconcile net income to the net change in cash resulting from operating activities.

     Other differences between UK and US GAAP do not affect the accompanying financial statements.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICKELBERRY COMMUNICATIONS INCORPORATED
- ---------------------------------------
            (Registrant)


          JAMES C. MARLAS
- -----------------------------------------*
James C. Marlas - Chairman of the Board,
President, Chief Executive Officer and
Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          ROBERT GARRETT
- -------------------------------------------*
Robert Garrett - Director


          MEL GORDON
- -------------------------------------------*
Mel Gordon - Director


          /s/ George Kane
- -------------------------------------------
George Kane - Senior Vice President and
              Director (principal financial
              and accounting officer)


          JOHN C. MICKLE
- -------------------------------------------*
John C. Mickle - Director


               N/A
- -------------------------------------------
Frank Stillo - Director


               N/A
- -------------------------------------------
Bernard S. White - Director


               N/A
- -------------------------------------------
C. Gordon Murphy - Director


  * By    /s/ George Kane
      -------------------------------------
      George Kane
      Attorney-in-Fact

Dated:  June 29, 1995