Form 10-Q
period 1995-06-30
MICKELBERRY COMMUNICATIONS INC
filed 1995-08-14
CIK 65705

                                   Form 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)

[X]            Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 1995
                                                -------------

                                      or

[ ]            Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

              For the transition period from ________ to _______

                          Commission File Number 1-67

                    MICKELBERRY COMMUNICATIONS INCORPORATED
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Delaware                               36-1474360
-------------------------------                --------------------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                  Identification No.)


                   405 Park Avenue, New York, New York 10022
                   (Address of principal executive offices)
                                  (Zip Code)

                                (212) 832-0303
                          ---------------------------
             (Registrant's telephone number, including area code)

                          ---------------------------
(Former name, former address and former fiscal year, if changed since last report)

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) or the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                        Yes x   No
                                           ----    ----
 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 5,878,000 shares of common stock, par value $1 per share, were issued and outstanding at June 30, 1995.

                    MICKELBERRY COMMUNICATIONS INCORPORATED

                                     INDEX

PART I. - FINANCIAL INFORMATION                                   Page No
                                                                  -------
Item 1. Financial Statements:

Consolidated Statements of Income for the three months
 and six months ended June 30, 1995 and 1994                           3

Consolidated Balance Sheets at June 30, 1995
 and December 31, 1994                                                 5

Consolidated Statements of Cash Flows for the six
 months ended June 30, 1995 and 1994                                   6

Consolidated Statement of Stockholders' Equity
 for the six months ended June 30, 1995                                7

Notes to Consolidated Financial Statements                             8

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                11

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                             13

SIGNATURES                                                             14

MICKELBERRY COMMUNICATIONS INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
For the three months and six months ended
June 30, 1995 and 1994
In Thousands (except per share)


                                              2nd Quarter                     Year To Date
                                         -------------------               ------------------
                                           1994       1993                  1994      1993
                                         --------   --------               --------  --------
 Revenues
  Tangible products                      $ 33,348   $ 24,420               $ 59,068  $ 47,484
  Services                                  5,947      5,037                 11,412     9,534
                                         --------   --------               --------  --------
                                           39,295     29,457                 70,480    57,018
 Equity in pre-tax earnings
  (loss) of affiliated company               (198)         -                   (325)        -

Costs and expenses
 Cost of revenues
  Tangible products                        28,291     19,306                 48,301    37,562
  Services                                  4,946      4,220                  9,826     8,427
 Selling and administrative                 5,500      5,344                 10,903    10,600
                                         --------   --------               --------  --------
                                           38,737     28,870                 69,030    56,589
                                         --------   --------               --------  --------
 Operating income                             360        587                  1,125       429

 Other expense (income)
  Interest expense                            489        495                    972       987
  Investment income                          (106)      (150)                  (233)     (317)
  Other - net                                  63         60                   (103)       50
                                         --------   --------               --------  --------
                                              446        405                    636       720
                                         --------   --------               --------  --------
 Income (loss) before taxes                   (86)       182                    489      (291)

 Income taxes (benefit)                       (34)        73                    l96      (116)

 Net income (loss)                       $    (52)  $    109               $    293  $   (175)
                                         ========   ========               ========  ========

 Income (loss) per common share
 Primary:
 Net income (loss)                       $  (0.01)  $   0.02               $   0.04  $  (0.04)
                                         ========   ========               ========  ========

 Fully diluted:
 Net income (loss)                       $  (0.01)  $   0.02               $   0.04  $  (0.04)
                                         ========   ========               ========  ========

 Dividends per common share              $  0.015   $  0.015               $  0.030  $  0.030

MICKELBERRY COMMUNICATIONS INCORPORATED
CONSOLIDATED BALANCE SHEETS
In Thousands (except shares and par values)

                                             June 30,          December 31,
                                               1994                1993
                                            ---------          ----------
Assets
 Current assets:
 Cash                                       $   1,181          $   1,596
 Temporary investments                          6,161              7,759
 Receivables, less allowances for
  doubtful accounts and returns -
   $3,092, (1994 - $5,260)                     42,895             32,701
 Inventories                                   25,895             20,045
                                            ---------          ---------
 Total current assets                          76,132             62,101

 Intangibles - net                             10,740             11,152
 Property, plant and equipment-net             25,557             26,680
 Other                                            858                523
                                            ---------          ---------
                                            $ 113,287          $ 100,456
                                            =========          =========

Liabilities
 Current liabilities:
 Accounts payable                           $  30,530          $  16,479
 Notes payable                                  9,140              9,180
 Accrued liabilities                           12,770             13,222
 Income taxes payable                           2,770              2,614
 Current portion of long-term debt              2,632              2,547
                                            ---------          ---------
 Total current liabilities                     57,842             44,042

 Deferred income taxes                            938                938

 Long-term debt                                19,563             20,703

Stockholders' equity
 Preferred stock, par value $1-
  5,000,000 shares authorized;
  242,000 shares issued, (minimum
  liquidation preference $727)                    242                242
 Common stock, par value $1-
  20,000,000 shares authorized;
  5,878,000 shares issued                       5,878              5,878
Capital in excess of par value                  2,157              2,157
Retained earnings                              26,869             26,790
Cumulative foreign currency
 translation adjustment                           (52)               (56)
Unrealized holding gain (loss)                   (150)              (238)
                                            ---------          ---------
Total stockholders' equity                     34,944             34,773
                                            ---------          ---------
                                            $ 113,287          $ 100,456
                                            =========          =========

MICKELBERRY COMMUNICATIONS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 1995 and 1994


In Thousands

Operating Activities


                                         1995              1994
                                       ---------         ---------
Net income (loss)                      $     293         $    (175)
Adjustments to reconcile net income
 to net cash:
 Equity in after tax income
  of affiliated company                       -                 41
 Depreciation                              2,394             1,996
 Amortization                                418               423
 Net change in:
  Accounts receivable                    (10,194)           (2,787)
  Inventories                             (5,850)           (1,866)
  Accounts payable                        14,051             6,012
  Accrued liabilities                       (452)           (1,169)
  Income taxes                               156                27
  Notes payable to bank                      (40)               88
                                       ---------         ---------
   Net increase (decrease) from
    operating activities                     776             2,590
                                       ---------         ---------

Investing Activities

Net change in temporary investments        1,657             2,945
Expenditures for property, plant
 and equipment                            (1,271)           (4,351)
Expenditures for intangibles                  -                (42)
Other                                       (308)              428
                                       ---------         ---------
 Net increase (decrease) from
  investing activities                        78            (1,020)
                                       ---------         ---------

Financing Activities

Principal payments for debt               (1,061)             (872)
Dividends paid                              (212)             (213)
                                       ---------         ---------
 Net increase (decrease) from
  financing activities                    (1,273)           (1,085)
                                       ---------         ---------
Effect of exchange rate changes
 on cash                                       4                 9
                                       ---------         ---------
Net increase (decrease) in cash             (415)              494
Cash at beginning of year                  1,596               460
                                       ---------         ---------
Cash at end of period                  $   1,181         $     954
                                       =========         =========

                    MICKELBERRY COMMUNICATIONS INCORPORATED
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     For the six months ended June 30,1995
                                 In Thousands

                                                                                     Cumulative
                                          Common        Capital                      Foreign          Unrealized      Total
                       Preferred          Stock,        in Excess                    Currency         Holding         Stock
                       Stock,             Par           of Par         Retained      Translation      Gain            holders'
                       Par Value $1       Value $1      Value          Earnings      Adjustment       (Loss)          Equity
                       ------------       --------      ---------      --------      -----------      -----------     --------
Balance at
 December 31, 1994     $242               $5,878        $2,157         $26,790       $ (56)           $(238)          $34,773
Net income               -                   -             -               293           -               -                293
Cash dividends           -                   -             -              (214)          -               -               (214)
Translation
 adjustments             -                   -             -                -            4               -                  4
Change in market
 value of available-
 for-sale securities
 (net of tax)            -                   -             -                -            -               88                88
                       ------------       ------        ---------      --------      -----------      -----------     --------
Balance at
 June 30, 1995         $242               $5,878        $2,157         $26,869       $ (52)           $(150)          $34,944
                       ============       ======        =========      ========      ===========      ===========     ========

MICKELBERRY COMMUNICATIONS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to a fair statement of the results for the interim periods presented.

2. The results of operations for the six months ended June 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

3. Inventories at June 30, 1995 and December 31, 1994 consist of:

   In Thousands

                                     1995        1994
                                    -------    -------
   Finished goods                   $12,137    $ 8,761
   Work-in-process                    6,673      7,166
   Raw materials                      7,085      4,118
                                    -------     -------
                                    $25,895     $20,045
                                    =======     =======

4. Intangibles and Property, Plant and Equipment

   Intangibles: Intangibles at June 30, l995 and December 31,
   -----------
   1994 are valued at cost and consist of:

   In Thousands

                                          l995       1994
                                        -------    -------
    Costs in excess of net tangible
    assets of businesses acquired       $15,746    $15,746
    Less accumulated amortization        (5,006)    (4,594)
                                        -------    -------
                                        $10,740    $11,152
                                        =======    =======

   Property, Plant and Equipment: Property, plant and equipment at June 30, 1995
   -----------------------------
   and December 31, 1994 are valued at cost and consist of:


In Thousands

                                        1995      1994
                                     -------    ------
Leasehold improvements               $  3,759   $  3,497
Machinery and equipment                43,347     42,337
                                     --------   --------
                                       47,106     45,834

Less accumulated depreciation
 and amortization                     (21,549)   (l9,154)
                                     --------   --------
                                     $ 25,557   $ 26,680
                                     ========   ========

5. Consolidated Statements of Cash Flows

   The following is supplemental information regarding cash flows:


    In Thousands

                                        1995       1994
                                       -----      ------
    Cash paid during the period for:
    Interest                           $ 961      $1,008
    Income taxes                       $  62      $  158

6. Investment Income

   Investment income consists of the following:


  In Thousands

                                         1995     1994
                                        -----    ------
    Interest                            $ 232    $  317
    Net gain on sales of securities
     and adjustments to values              -        -
                                        -----    ------
                                        $ 232    $  317
                                        =====    ======

 As of June 30, 1995 investments in mutual funds classified as available-for-sale securities were as follows:

 In Thousands
    Cost                          $3,500

    Unrealized losses                250
                                  ------
    Fair value                    $3,250
                                  ======

8. Eguity in Affiliated Company

   The Excel Marketing Group, a wholly owned subsidiary of the Company, owns a 50% interest in Excel Plus Ltd., a company engaged in supermarket promotions in Europe. The Company accounts for Excel Plus under the equity method and records its share of Excel Plus's income before taxes as a separate item in the Consolidated Statements of Income. The Company's share of Excel Plus's income tax expense is included in the consolidated provision for income taxes.

  Summarized financial information of Excel Plus is as follows:

In Thousands
                                    Second Quarter         Year To Date
                                   ----------------      ----------------
                                     1995      1994      1995        1994
                                   ------    ------      ------    ------
       Revenues                     $  797   $ 1,761     $2,759    $1,761
       Costs and expenses            1,193     1,897      3,409     1,897
                                    ------   -------     ------    ------
       Income (loss) before
        taxes                         (396)     (136)      (650)     (136)
       Income taxes (benefit)           -        (54)       -         (54)
                                    ------   -------     ------    ------
       Net income (loss)            $ (396)  $   (82)    $ (650)   $  (82)
                                    ======   =======     ======    ======

                                  June 30,   December 31,
                                    1995          1994
                                  -------       -------
       Current assets             $ 3,311       $ 6,418
       Non current assets              53            52
                                  -------       -------
                                  $ 3,364       $ 6,470
                                  -------       -------
       Current liabilities        $ 4,854       $ 7,617
       Non current liabilities     (1,490)           -
       Equity                          -         (1,147)
                                  -------       -------
                                  $ 3,364       $ 6,470
                                  =======       =======



MICKELBERRY COMMUNICATIONS INCORPORATED

      Management's Discussion and Analysis of Financial
      Condition and Results of Operations

                     RESULTS OF OPERATIONS
                     ---------------------
The Company lost $86,000 before tax in the second quarter of 1995. This compares with a pretax profit of $182,000 in the second quarter of 1994. The company earned $489,000 in the first half of 1995. This compares with a pretax loss of $291,000 in the first half of 1994.

The poor results for the second quarter of 1995 reflect losses for the supermarket division of Excel which is in the process of selling its inventory at discounted prices. In addition, profits for printing operations were lower in the second quarter of 1995 than in 1994 because of poor volume at the Company's St. Petersburg, Florida facility.

Improved year-to-date results in 1995 reflect increased earnings for the Company's advertising and promotion segment. The improvement results from clients' increased advertising spending.

                              FINANCIAL CONDITION
                              -------------------

The Company's financial condition at June 30, 1995 is little changed from December 31, 1994. Receivables and payables balances have increased as a result of client's increased advertising expenditures. Inventories have increased because of the addition of a dinnerware line of products to complement Excel's flatware products sold to department stores and other retail outlets.

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

                        MICKELBERRY COMMUNICATIONS INCORPORATED
                        ---------------------------------------
                                      (Registrant)

Date:________
                        _______________________________________
                        George Kane
                        Senior Vice President, Finance
                        (Chief Accounting officer and
                        duly authorized Officer)