Form 10-Q/A
period 1995-06-30
MICKELBERRY COMMUNICATIONS INC
filed 1995-08-24
CIK 65705

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

              For the transition period from ________ to ________

                        Commission File Number    1-67
                                                 --------

                    MICKELBERRY COMMUNICATIONS INCORPORATED
                  -----------------------------------------------
             (Exact name of registrant as specified in its charter)

                        Delaware                        36-1474360
            --------------------------------      --------------------
            (State or other jurisdiction of         (I.R.S. Employer
             incorporation or organization)        Identification No.)

                   405 Park Avenue, New York, New York  10022
                   ------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (212) 832-0303
                             ------------------------------
              (Registrant's telephone number, including area code)

                          ----------------------------
        (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) or the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes    x     No
                                -------     -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

5,878,000 shares of common stock, par value $1 per share, were issued and outstanding at June 30, 1995.

                    MICKELBERRY COMMUNICATIONS INCORPORATED

             The undersigned Registrant hereby amends Items 1 and 6
                  of its Quarterly Report on Form 10-Q for the
                     quarterly period ended June 30, 1995.

                                     INDEX



PART I. - FINANCIAL INFORMATION                              Page No.
                                                             --------

Item 1.   Financial Statements:

Consolidated Statements of Income for the three months
 and six months ended June 30, 1995 and 1994                  3

Consolidated Balance Sheets at June 30, 1995
 and December 31, 1994                                        4

Consolidated Statements of Cash Flows for the six
 months ended June 30, 1995 and 1994                          5

Consolidated Statement of Stockholders' Equity
 for the six months ended June 30, 1995                       6

Notes to Consolidated Financial Statements                    7

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                    10

SIGNATURES                                                   11

MICKELBERRY COMMUNICATIONS INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
For the three months and six months ended
June 30, 1995 and 1994
In Thousands (except per share)



                                        2nd Quarter             Year To Date
                                    ------------------      ------------------
                                    1995          1994      1995          1994
                                    ----          ----      ----          ----

Revenues
 Tangible products                $33,348       $24,420   $59,068        $47,484
 Services                           5,947         5,037    11,412          9,534
                                  -------       -------   -------        -------
                                   39,295        29,457    70,480         57,018

Equity in pre-tax earnings
 (loss) of affiliated company        (198)          (68)     (325)           (68)

Costs and expenses
 Cost of revenues
  Tangible products                28,291        19,306    48,301         37,562
  Services                          4,946         4,220     9,826          8,427
 Selling and administrative         5,500         5,344    10,903         10,600
                                  -------       -------   -------        -------
                                   38,737        28,870    69,030         56,589
                                  -------       -------   -------        -------
Operating income                      360           519     1,125            361

Other expense (income)
 Interest expense                     489           495       972            987
 Investment income                   (106)         (169)     (233)          (317)
 Other - net                           63            (8)     (103)           (18)
                                  -------       -------   -------        -------
                                      446           318       636            652
                                  -------       -------   -------        -------
Income (loss) before taxes            (86)          201       489           (291)

Income taxes (benefit)                (34)           81       196           (116)
                                  -------       -------   -------        -------

Net income (loss)                 $   (52)      $   120   $   293        $  (175)
                                  =======       =======   =======        =======

Income (loss) per common share
Primary:
Net income (loss)                 $ (0.01)      $  0.02   $  0.04        $ (0.04)
                                  =======       =======   =======        =======

Fully diluted:
Net income (loss)                 $ (0.01)      $  0.02   $  0.04        $ (0.04)
                                  =======       =======   =======        =======

Dividends per common share        $ 0.015       $ 0.015   $ 0.030        $ 0.030

MICKELBERRY COMMUNICATIONS INCORPORATED
CONSOLIDATED BALANCE SHEETS
In Thousands (except shares and par values)


                                      June 30,   December 31,
                                        1995         1994
                                      ---------  -------------

Assets
 Current assets:
 Cash                                 $  1,181       $  1,596
 Temporary investments                   6,161          7,759
 Receivables, less allowances for
  doubtful accounts and returns -
  $3,092 (1994 - $5,260)                42,895         32,701
 Inventories                            25,895         20,045
                                      --------       --------
 Total current assets                   76,132         62,101

 Intangibles - net                      10,740         11,152
 Property, plant and equipment-net      25,557         26,680
 Other                                     858            523
                                      --------       --------
                                      $113,287       $100,456
                                      ========       ========

Liabilities
 Current liabilities:
 Accounts payable                     $ 30,530       $ 16,479
 Notes payable                           9,140          9,180
 Accrued liabilities                    12,770         13,222
 Income taxes payable                    2,770          2,614
 Current portion of long-term debt       2,632          2,547
                                      --------       --------
 Total current liabilities              57,842         44,042

 Deferred income taxes                     938            938

 Long-term debt                         19,563         20,703

Stockholders' equity
 Preferred stock, par value $1-
  5,000,000 shares authorized;
  242,000 shares issued, (minimum
  liquidation preference $727)             242            242
 Common stock, par value $1-
  20,000,000 shares authorized;
  5,878,000 shares issued                5,878          5,878
 Capital in excess of par value          2,157          2,157
 Retained earnings                      26,869         26,790
 Cumulative foreign currency
  translation adjustment                   (52)           (56)
 Unrealized holding gain (loss)           (150)          (238)
                                      --------       --------
 Total stockholders' equity             34,944         34,773
                                      --------       --------
                                      $113,287       $100,456
                                      ========       ========

MICKELBERRY COMMUNICATIONS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 1995 and 1994

In Thousands

Operating Activities
                                          1995      1994
                                       --------   --------
Net income (loss)                      $    293   $  (175)
Adjustments to reconcile net income
 to net cash:
 Equity in after tax income
  of affiliated company                     195        41
 Depreciation                             2,394     1,996
 Amortization                               418       423
 Net change in:
  Accounts receivable                   (10,194)   (2,787)
  Inventories                            (5,850)   (1,866)
  Accounts payable                       14,051     6,012
  Accrued liabilities                      (452)   (1,169)
  Income taxes                              286        27
  Notes payable to bank                     (40)       88
                                       --------   -------
   Net increase (decrease) from
    operating activities                  1,101     2,590
                                       --------   -------

Investing Activities

Net change in temporary investments       1,744     2,945
Expenditures for property, plant
 and equipment                           (1,271)   (4,351)
Expenditures for intangibles                  -       (42)
Other                                      (718)      428
                                       --------   -------
 Net increase (decrease) from
  investing activities                     (245)   (1,020)
                                       --------   -------

Financing Activities

Principal payments for debt              (1,061)     (872)
Dividends paid                             (214)     (213)
                                       --------   -------
 Net increase (decrease) from
  financing activities                   (1,275)   (1,085)
                                       --------   -------
Effect of exchange rate changes
 on cash                                      4         9
                                       --------   -------
Net increase (decrease) in cash            (415)      494
Cash at beginning of year                 1,596       460
                                       --------   -------
Cash at end of period                  $  1,181   $   954
                                       ========   =======

                    MICKELBERRY COMMUNICATIONS INCORPORATED
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     For the six months ended June 30, 1995
                                  In Thousands




                                                                      Cumulative
                                      Common    Capital               Foreign       Unrealized Total
                        Preferred     Stock,    in Excess             Currency      Holding    Stock-
                        Stock,        Par       of Par     Retained   Translation   Gain       holders'
                        Par Value $1  Value $1  Value      Earnings   Adjustment    (Loss)     Equity
                        ------------  --------  ---------  ---------  ------------  --------   --------

Balance at
 December 31, 1994              $242    $5,878     $2,157   $26,790          $(56)    $(238)   $34,773

Net income                         -         -          -       293             -         -        293

Cash dividends                     -         -          -      (214)            -         -       (214)

Translation
 adjustments                       -         -          -         -             4         -          4

Change in market
 value of available-
 for-sale securities
 (net of tax)                      -         -          -         -             -        88         88
                        ------------  --------  ---------  --------   -----------   -------    -------

Balance at
 June 30, 1995                  $242    $5,878     $2,157   $26,869          $(52)    $(150)   $34,944
                        ============  ========  =========  ========   ===========   =======    =======

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
                          =======    =======

4. Intangibles and Property, Plant and Equipment

Intangibles:  Intangibles at June 30, 1995 and December 31,
-----------
1994 are valued at cost and consist of:

 In Thousands
                                                     1995       1994
                                                     ----       ----
  Costs in excess of net tangible
   assets of businesses acquired                    $15,746    $15,746
  Less accumulated amortization                      (5,006)    (4,594)
                                                    -------    -------
                                                    $10,740    $11,152
                                                    =======    =======

Property, Plant and Equipment:  Property, plant and equipment at June 30, 1995
-----------------------------
and December 31, 1994 are valued at cost and consist of:

In Thousands
                                          1995         1994
                                      -------------  ---------
     Leasehold improvements               $  3,759   $  3,497
     Machinery and equipment                43,347     42,337
                                          --------   --------
                                            47,106     45,834
     Less accumulated depreciation
      and amortization                     (21,549)   (19,154)
                                          --------   --------
                                          $ 25,557   $ 26,680
                                          ========   ========

5.Consolidated Statements of Cash Flows

The following is supplemental information regarding cash flows for the six months ended June 30, 1995 and 1994:

In Thousands
                                          1995      1994
                                         ------    ------
     Cash paid during the period for:
     Interest                             $ 961    $1,008
     Income taxes                         $  62    $  158

6. Investment Income

Investment income for the six months ended June 30, 1995 and 1994 consists of the following:

In Thousands
                                        1995   1994
                                        -----  -----

     Interest                           $ 233  $ 317
     Net gain on sales of securities
      and adjustments to values             -      -
                                        -----  -----
                                        $ 233  $ 317
                                        =====  =====

As of June 30, 1995 investments in mutual funds classified as available-for-sale securities were as follows:

     In Thousands

     Cost                                                $3,500

     Unrealized losses                                     (250)
                                                         ------

     Fair value                                          $3,250
                                                         ======


8.Equity in Affiliated Company

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

Summarized financial information of Excel Plus is as follows:

In Thousands

                                 Second Quarter       Year To Date
                                 1995      1994      1995      1994
                                ------    -------   -------   ------
Revenues                        $  797    $ 1,761   $ 2,759   $1,761
Costs and expenses               1,193      1,897     3,409    1,897
                                ------    -------   -------   ------
Income (loss) before
 taxes                            (396)      (136)     (650)    (136)
Income taxes (benefit)               -        (54)        -      (54)
                                ------    -------   -------   ------
Net income (loss)               $ (396)   $   (82)  $  (650)  $  (82)
                                ======    =======   =======   ======

                                          June 30,  December 31,
                                             1995      1994
                                          -------   -------
Current assets                            $ 3,311   $ 6,418
Non current assets                             53        52
                                          -------   -------
                                          $ 3,364   $ 6,470
                                          =======   =======

Current liabilities                       $ 4,854   $ 7,617
Non current liabilities                         -         -
Equity                                     (1,490)   (1,147)
                                          -------   -------
                                          $ 3,364   $ 6,470
                                          =======   =======

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



                                        MICKELBERRY COMMUNICATIONS INCORPORATED
                                        ---------------------------------------
                                                     (Registrant)



Date:____________                       _______________________________________
                                        George Kane
                                        Senior Vice President, Finance
                                        (Chief Accounting Officer and
                                        duly authorized Officer)